Form 10-Q
period 2022-06-30
BLACKBAUD INC
filed 2022-08-04
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of August 1, 2022 was 53,029,940.

Second Quarter 2022 Form 10-Q	1

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

2	Second Quarter 2022 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$29,029	$55,146
Restricted cash	449,491	596,616
Accounts receivable, net of allowance of $9,764 and $11,155 at June 30, 2022 and December 31, 2021, respectively	149,237	102,726
Customer funds receivable	1,194	977
Prepaid expenses and other current assets	98,041	95,506
Total current assets	726,992	850,971
Property and equipment, net	111,865	111,428
Operating lease right-of-use assets	50,036	53,883
Software and content development costs, net	130,329	121,377
Goodwill	1,051,230	1,058,640
Intangible assets, net	664,400	698,052
Other assets	90,670	77,266
Total assets	$2,825,522	$2,971,617
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$36,640	$22,067
Accrued expenses and other current liabilities	77,411	100,096
Due to customers	449,402	594,273
Debt, current portion	18,154	18,697
Deferred revenue, current portion	412,712	374,499
Total current liabilities	994,319	1,109,632
Debt, net of current portion	921,619	937,483
Deferred tax liability	135,393	148,465
Deferred revenue, net of current portion	3,547	4,247
Operating lease liabilities, net of current portion	48,542	53,386
Other liabilities	1,628	1,344
Total liabilities	2,105,048	2,254,557
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 67,755,374 and 66,165,666 shares issued at June 30, 2022 and December 31, 2021, respectively	68	66
Additional paid-in capital	1,020,835	968,927
Treasury stock, at cost; 14,731,484 and 14,182,805 shares at June 30, 2022 and December 31, 2021, respectively	(536,511)	(500,911)
Accumulated other comprehensive income	7,455	6,522
Retained earnings	228,627	242,456
Total stockholders’ equity	720,474	717,060
Total liabilities and stockholders’ equity	$2,825,522	$2,971,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Second Quarter 2022 Form 10-Q	3

Blackbaud, Inc. Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2022	2021	2022	2021
Revenue
Recurring	$252,507	$216,986	$497,173	$423,736
One-time services and other	12,420	12,454	24,878	24,895
Total revenue	264,927	229,440	522,051	448,631
Cost of revenue
Cost of recurring	114,487	94,435	226,661	183,300
Cost of one-time services and other	11,120	13,635	22,308	28,155
Total cost of revenue	125,607	108,070	248,969	211,455
Gross profit	139,320	121,370	273,082	237,176
Operating expenses
Sales, marketing and customer success	52,737	45,452	107,953	94,245
Research and development	38,333	30,222	78,285	59,401
General and administrative	47,391	32,008	91,153	62,595
Amortization	805	567	1,616	1,116
Restructuring	—	78	—	132
Total operating expenses	139,266	108,327	279,007	217,489
Income (loss) from operations	54	13,043	(5,925)	19,687
Interest expense	(8,976)	(5,054)	(16,575)	(10,168)
Other income (expense), net	3,133	487	4,254	(523)
(Loss) income before provision for income taxes	(5,789)	8,476	(18,246)	8,996
Income tax (benefit) provision	(2,367)	1,745	(4,417)	2,429
Net (loss) income	$(3,422)	$6,731	$(13,829)	$6,567
(Loss) earnings per share
Basic	$(0.07)	$0.14	$(0.27)	$0.14
Diluted	$(0.07)	$0.14	$(0.27)	$0.14
Common shares and equivalents outstanding
Basic weighted average shares	51,660,739	47,756,326	51,431,501	47,560,847
Diluted weighted average shares	51,660,739	48,444,874	51,431,501	48,444,658
Other comprehensive (loss) income
Foreign currency translation adjustment	$(10,398)	$1,783	$(12,530)	$4,294
Unrealized gain on derivative instruments, net of tax	2,558	345	13,463	4,494
Total other comprehensive (loss) income	(7,840)	2,128	933	8,788
Comprehensive (loss) income	$(11,262)	$8,859	$(12,896)	$15,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Second Quarter 2022 Form 10-Q

Blackbaud, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six months ended June 30,
(dollars in thousands)	2022	2021
Cash flows from operating activities
Net (loss) income	$(13,829)	$6,567
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	51,283	40,742
Provision for credit losses and sales returns	3,653	4,418
Stock-based compensation expense	55,714	60,554
Deferred taxes	(16,656)	276
Amortization of deferred financing costs and discount	1,254	879
Other non-cash adjustments	4,225	155
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(50,818)	(27,134)
Prepaid expenses and other assets	3,685	(18,162)
Trade accounts payable	12,769	2,356
Accrued expenses and other liabilities	(8,739)	1,443
Deferred revenue	39,238	27,828
Net cash provided by operating activities	81,779	99,922
Cash flows from investing activities
Purchase of property and equipment	(7,518)	(6,128)
Capitalized software and content development costs	(27,183)	(19,862)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	(19,016)	—
Net cash used in investing activities	(53,717)	(25,990)
Cash flows from financing activities
Proceeds from issuance of debt	113,200	128,300
Payments on debt	(129,548)	(113,477)
Stock issuance costs	(557)	—
Employee taxes paid for withheld shares upon equity award settlement	(35,600)	(38,712)
Change in due to customers	(141,001)	(170,061)
Change in customer funds receivable	(546)	(5,014)
Purchase of treasury stock	—	(58,074)
Net cash used in financing activities	(194,052)	(257,038)
Effect of exchange rate on cash, cash equivalents and restricted cash	(7,252)	992
Net decrease in cash, cash equivalents and restricted cash	(173,242)	(182,114)
Cash, cash equivalents and restricted cash, beginning of period	651,762	644,969
Cash, cash equivalents and restricted cash, end of period	$478,520	$462,855
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the condensed consolidated statements of cash flows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$29,029	$55,146
Restricted cash	449,491	596,616
Total cash, cash equivalents and restricted cash in the statement of cash flows	$478,520	$651,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

Second Quarter 2022 Form 10-Q	5

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2021	66,165,666	$66	$968,927	$(500,911)	$6,522	$242,456	$717,060
Net loss	—	—	—	—	—	(10,407)	(10,407)
Stock issuance costs related to purchase of EVERFI (see Note 3)	—	—	(983)	—	—	—	(983)
Retirements of common stock(1)	(33,075)	—	(2,581)	—	—	—	(2,581)
Vesting of restricted stock units	976,312	—	—	—	—	—	—
Employee taxes paid for 533,139 withheld shares upon equity award settlement	—	—	—	(34,674)	—	—	(34,674)
Stock-based compensation	—	—	27,860	—	—	—	27,860
Restricted stock grants	580,209	2	—	—	—	—	2
Restricted stock cancellations	(30,940)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	8,773	—	8,773
Balance at March 31, 2022	67,658,172	$68	$993,223	$(535,585)	$15,295	$232,049	$705,050
Net loss	—	—	—	—	—	(3,422)	(3,422)
Stock issuance costs related to purchase of EVERFI (see Note 3)	—	—	(223)	—	—	—	(223)
Retirements of common stock(1)	(395)	—	(19)	—	—	—	(19)
Vesting of restricted stock units	23,549	—	—	—	—	—	—
Employee taxes paid for 15,540 withheld shares upon equity award settlement	—	—	—	(926)	—	—	(926)
Stock-based compensation	—	—	27,854	—	—	—	27,854
Restricted stock grants	136,598	—	—	—	—	—	—
Restricted stock cancellations	(62,550)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(7,840)	—	(7,840)
Balance at June 30, 2022	67,755,374	$68	$1,020,835	$(536,511)	$7,455	$228,627	$720,474

(1)Represents shares retired after determining certain EVERFI's selling shareholders would be paid in cash, rather than shares of our common stock. See Note 3 for additional information regarding our acquisition of EVERFI.

6	Second Quarter 2022 Form 10-Q

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity (continued)
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2020	60,904,638	$61	$544,963	$(353,091)	$(2,497)	$236,714	$426,150
Net loss	—	—	—	—	—	(164)	(164)
Purchase of 465,821 treasury shares under stock repurchase program				(28,066)	—	—	(28,066)
Vesting of restricted stock units	206,418	—	—	—	—	—	—
Employee taxes paid for 240,867 withheld shares upon equity award settlement	—	—	—	(18,426)	—	—	(18,426)
Stock-based compensation	—	—	29,995	—	—	10	30,005
Restricted stock grants	519,009	1	—	—	—	—	1
Restricted stock cancellations	(34,789)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	6,660	—	6,660
Balance at March 31, 2021	61,595,276	$62	$574,958	$(399,583)	$4,163	$236,560	$416,160
Net income	—	—	—	—	—	6,731	6,731
Purchase of 405,047 treasury shares under stock repurchase program				(30,008)	—	—	(30,008)
Vesting of restricted stock units	804,323	—	—	—	—	—	—
Employee taxes paid for 285,521 withheld shares upon equity award settlement	—	—	—	(20,286)	—	—	(20,286)
Stock-based compensation	—	—	30,528	—	—	21	30,549
Restricted stock grants	9,431	—	—	—	—	—	—
Restricted stock cancellations	(76,316)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	2,128	—	2,128
Balance at June 30, 2021	62,332,714	$62	$605,486	$(449,877)	$6,291	$243,312	$405,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

Second Quarter 2022 Form 10-Q	7

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

2. Basis of Presentation
Unaudited condensed consolidated interim financial statements
The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, and other forms filed with the SEC from time to time.
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
We acquired EVERFI (as defined below) on December 31, 2021. As we are working to integrate EVERFI into our business, it had not yet been included in one of our market groups as of June 30, 2022. This change did not impact our conclusions that we have one operating and reportable segment and one goodwill reporting unit.
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

8	Second Quarter 2022 Form 10-Q

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

3. Business Combinations
2021 Acquisition
EVERFI
On December 31, 2021, we acquired all of the outstanding equity securities, including all voting equity interests, of EVERFI, Inc., a Delaware corporation ("EVERFI"), pursuant to an agreement and plan of merger. The acquisition advanced our position as a leader in the rapidly evolving ESG and CSR spaces. We acquired the equity securities for approximately $441.8 million in cash consideration and 3,810,953 shares of the company's common stock, valued at approximately $301.0 million, for an aggregate purchase price of approximately $742.8 million, net of closing adjustments. The cash consideration and related expenses were funded primarily through cash on hand and new borrowings under the 2020 Credit Facility (as defined below). As a result of the acquisition, EVERFI has become a wholly owned subsidiary of ours. The operating results of EVERFI have been included in our consolidated financial statements from the date of acquisition. In accordance with applicable accounting rules, we determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required to be presented.
The fair values assigned to the assets acquired and liabilities assumed in our acquisition of EVERFI are based on our best estimates and assumptions as of the reporting date and are considered preliminary pending finalization. The estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities, pending finalization, include the valuation of intangible assets as well as the assumed deferred income tax balances. During the six months ended June 30, 2022, we recorded insignificant measurement period adjustments to the estimated fair value of the EVERFI assets acquired and liabilities assumed following the receipt of new information. The adjustments resulted in an increase to net working capital, excluding deferred revenue, with the corresponding offset to goodwill.

Second Quarter 2022 Form 10-Q	9

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Goodwill and Other Intangible Assets
The change in goodwill during the six months ended June 30, 2022, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2021	$1,058,640
Adjustments related to prior year business combination(1)	(1,203)
Effect of foreign currency translation	(6,207)
Balance at June 30, 2022	$1,051,230
(1)See Note 3 to these condensed consolidated financial statements for a discussion of the measurement period adjustments during the three and six months ended June 30, 2022 to the estimated fair value of the EVERFI assets acquired and liabilities assumed.

5. (Loss) Earnings Per Share
We compute basic (loss) earnings per share by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted (loss) earnings per share reflect the assumed exercise, settlement and vesting of all dilutive securities using the “treasury stock method” except when the effect is anti-dilutive. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights and vesting of restricted stock awards and units. Diluted loss per share for the three and six months ended June 30, 2022 was the same as basic loss per share as there was a net loss in the period and inclusion of potentially dilutive securities was anti-dilutive.
The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net (loss) income	$(3,422)	$6,731	$(13,829)	$6,567
Denominator:
Weighted average common shares	51,660,739	47,756,326	51,431,501	47,560,847
Add effect of dilutive securities:
Stock-based awards	—	688,548	—	883,811
Weighted average common shares assuming dilution	51,660,739	48,444,874	51,431,501	48,444,658
(Loss) earnings per share:
Basic	$(0.07)	$0.14	$(0.27)	$0.14
Diluted	$(0.07)	$0.14	$(0.27)	$0.14

Anti-dilutive shares excluded from calculations of diluted (loss) earnings per share	1,167,368	907,210	2,090,267	1,032,655

10	Second Quarter 2022 Form 10-Q

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
Recurring fair value measurements
Assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair value as of June 30, 2022
Financial assets:
Derivative instruments	$—	$25,412	$—	$25,412
Total financial assets	$—	$25,412	$—	$25,412

Fair value as of December 31, 2021
Financial assets:
Derivative instruments	$—	$7,160	$—	$7,160
Total financial assets	$—	$7,160	$—	$7,160
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
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at June 30, 2022 and December 31, 2021, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at June 30, 2022 and December 31, 2021, as the debt bears interest rates that approximate market value. As LIBOR and SOFR rates are observable at commonly quoted intervals, our debt under the 2020 Credit Facility (as defined below) is classified within Level 2 of the fair value hierarchy. Our fixed rate debt is also classified within Level 2 of the fair value hierarchy.

Second Quarter 2022 Form 10-Q	11

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the six months ended June 30, 2022. Additionally, we did not hold any Level 3 assets or liabilities during the six months ended June 30, 2022.
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
During the three and six months ended June 30, 2022, we recorded a noncash impairment charge of $2.3 million against certain previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge is reflected in general and administrative expense and resulted primarily from our decision to end customer support for certain solutions.
During the three and six months ended June 30, 2022, we recorded a noncash impairment charge of $2.0 million against certain insignificant customer relationship intangible assets that were held for sale. The impairment charge is reflected in general and administrative expense.
There were no other non-recurring fair value adjustments during the six months ended June 30, 2022 except for certain insignificant business combination accounting adjustments to the initial fair value estimates of assets acquired and liabilities assumed at the acquisition date from updated estimates and assumptions during the measurement period. See Note 3 to these condensed consolidated financial statements for additional details.

7. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	June 30, 2022	December 31, 2021
Restricted cash due to customers	$448,208	$593,296
Letters of credit for operating leases	—	2,186
Real estate escrow balances and other	1,283	1,134
Total restricted cash	$449,491	$596,616

12	Second Quarter 2022 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Prepaid expenses and other assets

(dollars in thousands)	June 30, 2022	December 31, 2021
Costs of obtaining contracts(1)(2)	$74,378	$78,465
Prepaid software maintenance and subscriptions(3)	31,723	28,880
Derivative instruments	25,412	7,160
Implementation costs for cloud computing arrangements, net(4)(5)	10,816	11,892
Receivables for probable insurance recoveries(6)(7)	10,000	18,202
Prepaid insurance	9,499	5,363
Unbilled accounts receivable	8,243	5,443
Taxes, prepaid and receivable	4,009	3,986
Deferred tax assets	1,466	1,546
Other assets	13,165	11,835
Total prepaid expenses and other assets	188,711	172,772
Less: Long-term portion	90,670	77,266
Prepaid expenses and other current assets	$98,041	$95,506
(1)Amortization expense from costs of obtaining contracts was $8.5 million and $17.0 million for the three and six months ended June 30, 2022, respectively, and $9.0 million and $18.2 million for the three and six months ended June 30, 2021.
(2)The current portion of costs of obtaining contracts as of June 30, 2022 and December 31, 2021 was $29.1 million and $30.2 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of June 30, 2022 and December 31, 2021 was $28.2 million and $24.7 million, respectively.
(4)These costs primarily relate to the multi-year implementations of our new global enterprise resource planning and customer relationship management systems.
(5)Amortization expense from capitalized cloud computing implementation costs was insignificant for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively. Accumulated amortization for these costs was $4.1 million and $3.0 million as of June 30, 2022 and December 31, 2021, respectively.
(6)All receivables for probable insurance recoveries are classified as current.
(7)See discussion of the Security Incident at Note 10 to these condensed consolidated financial statements.
Accrued expenses and other liabilities

(dollars in thousands)	June 30, 2022	December 31, 2021
Taxes payable(1)	$26,488	$19,777
Accrued legal costs(2)	15,405	11,724
Operating lease liabilities, current portion	8,560	9,170
Customer credit balances	6,287	8,403
Accrued commissions and salaries	5,457	7,872
Accrued health care costs	2,676	3,042
Accrued vacation costs	2,266	2,234
Accrued transaction-based costs related to payments services	2,236	5,427
Accrued bonuses	1,845	5,829
Unrecognized tax benefit	1,533	1,248
Amounts payable to former EVERFI option holders(3)	—	17,404
Other liabilities	6,286	9,310
Total accrued expenses and other liabilities	79,039	101,440
Less: Long-term portion	1,628	1,344
Accrued expenses and other current liabilities	$77,411	$100,096
(1)We deferred payments of the employer's portion of Social Security taxes during 2020 under the Coronavirus, Aid, Relief and Economic Security Act, half of which was due by the end of calendar year 2021 with the remainder due by the end of calendar year 2022.

Second Quarter 2022 Form 10-Q	13

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)All accrued legal costs are classified as current.
(3)Represents amounts that had not been paid by EVERFI to its former option holders as of December 31, 2021, solely due to the timing of the acquisition on the last day of 2021. See Note 3 to these condensed consolidated financial statements for additional information regarding our acquisition of EVERFI.
Other income (expense), net

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Interest income	$114	$77	$237	$229
Currency revaluation gains (losses)	2,271	220	2,853	(1,167)
Other income, net	748	190	1,164	415
Other income (expense), net	$3,133	$487	$4,254	$(523)

8. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Credit facility:
Revolving credit loans	$252,400	$260,000	4.03%	3.27%
Term loans	631,875	640,000	3.45%	3.02%
Real estate loans	58,857	59,480	5.22%	5.22%
Other debt	538	1,694	5.00%	5.00%
Total debt	943,670	961,174	3.72%	3.23%
Less: Unamortized discount and debt issuance costs	3,897	4,994
Less: Debt, current portion	18,154	18,697	4.25%	3.11%
Debt, net of current portion	$921,619	$937,483	3.71%	3.23%
2020 credit facility
In October 2020, we entered into a five-year $900.0 million senior credit facility (the "2020 Credit Facility"). At June 30, 2022, we were in compliance with our debt covenants under the 2020 Credit Facility.
First incremental term loan
In December 2021, we entered into the First Incremental Term Loan Agreement (the "Incremental Amendment"). The Incremental Amendment amended the 2020 Credit Facility and, among other things, provided for a $250.0 million incremental term loan (the “2021 Incremental Term Loan”).
Financing for EVERFI acquisition
On December 31, 2021, we acquired EVERFI for approximately $441.8 million in cash consideration and 3,810,953 shares of the company's common stock, valued at approximately $301.0 million, for an aggregate purchase price of approximately $742.8 million, net of closing adjustments. We financed the cash consideration and related expenses through cash on hand and new borrowings under the 2020 Credit Facility, including $250.0 million under the 2021 Incremental Term Loan (as defined above).

14	Second Quarter 2022 Form 10-Q

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
Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the seller’s obligations under two senior secured notes with a then-aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). At June 30, 2022, we were in compliance with our debt covenants under the Real Estate Loans.
Other debt
From time to time, we enter into third-party financing agreements for purchases of software and related services for our internal use. Generally, the agreements are non-interest-bearing notes requiring annual payments. Interest associated with the notes is imputed at the rate we would incur for amounts borrowed under our then-existing credit facility at the inception of the notes.
The following table summarizes our currently effective financing agreements as of June 30, 2022:

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
The terms and notional values of our derivative instruments were as follows as of June 30, 2022:

(dollars in thousands)	Term of derivative instrument	Notional value
Derivative instruments designated as hedging instruments:
Interest rate swap	November 2020 - October 2024	$60,000
Interest rate swap	November 2020 - October 2024	60,000
Interest rate swap	June 2021 - October 2024	120,000
Interest rate swap	July 2021 - October 2024	120,000
Interest rate swap	July 2021 - October 2024	75,000
		$435,000

Second Quarter 2022 Form 10-Q	15

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair values of our derivative instruments were as follows as of:

		Asset derivatives
(dollars in thousands)	Balance sheet location	June 30, 2022	December 31, 2021
Derivative instruments designated as hedging instruments:
Interest rate swaps, long-term	Other assets	25,412	7,160
Total derivative instruments designated as hedging instruments		$25,412	$7,160

The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain recognized in accumulated other comprehensive income as of	Location of gain reclassified from accumulated other comprehensive income into (loss) income	Gain (loss) reclassified from accumulated other comprehensive income into (loss) income
(dollars in thousands)	June 30, 2022		Three months ended June 30, 2022	Six months ended June 30, 2022
Interest rate swaps	$25,412	Interest expense	$323	$(35)

	June 30, 2021		Three months ended June 30, 2021	Six months ended June 30, 2021
Interest rate swaps	$1,923	Interest expense	$(1,408)	$(2,784)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. The estimated accumulated other comprehensive income as of June 30, 2022 that is expected to be reclassified into earnings within the next twelve months is $11.3 million. There were no ineffective portions of our interest rate swap derivatives during the six months ended June 30, 2022 and 2021. See Note 12 for a summary of the changes in accumulated other comprehensive income (loss) by component.

10. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. As of June 30, 2022, we did not have any operating leases that had not yet commenced.
The following table summarizes the components of our lease expense:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Operating lease cost(1)	$2,445	$2,372	$4,976	$5,213
Variable lease cost	413	699	850	1,398
Sublease income	(766)	(366)	(1,197)	(826)
Net lease cost	$2,092	$2,705	$4,629	$5,785
(1)Includes short-term lease costs, which were immaterial.

16	Second Quarter 2022 Form 10-Q

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
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of June 30, 2022, the remaining aggregate minimum purchase commitment under these arrangements was approximately $241.3 million through 2027.
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
As a result of the Security Incident, we are currently subject to certain legal proceedings, claims, inquiries and investigations, as discussed below, and could be the subject of additional legal proceedings, claims, inquires and investigations in the future that might result in adverse judgments, settlements, fines, penalties, or other resolution. To limit our exposure to losses related to claims against us, including data breaches such as the Security Incident, we maintain $50 million of insurance above a $250 thousand deductible payable by us. As noted below, this coverage has reduced our financial exposure related to the Security Incident, and we will continue to seek recoveries under these insurance policies for claims we have submitted but have not yet been reimbursed.

Second Quarter 2022 Form 10-Q	17

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We recorded expenses and offsetting probable insurance recoveries related to the Security Incident as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Gross expense	$8,435	$11,654	$17,440	$24,468
Offsetting probable insurance recoveries	(87)	(11,184)	(1,891)	(23,997)
Net expense	$8,348	$470	$15,549	$471
The following summarizes our cumulative expenses, probable insurance recoveries and insurance recoveries paid as of:

(dollars in thousands)	June 30, 2022	December 31, 2021
Cumulative gross expense	$67,831	$50,391
Cumulative offsetting insurance recoveries	(50,000)	(48,109)
Cumulative net expense	$17,831	$2,282

Cumulative offsetting insurance recoveries paid	$(40,000)	$(29,968)
Due to the time required to submit and process such insurance claims, we have not yet received all of the accrued insurance recoveries. Recorded expenses have consisted primarily of payments for legal fees related to: governmental inquiries and investigations; and customer constituent class actions. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our consolidated statements of comprehensive (loss) income and as operating activities on our consolidated statements of cash flows. Total costs related to the Security Incident that we expect will be recoverable has exceeded the limit of our insurance coverage. We expect to continue to experience significant expenses related to our response to the Security Incident, resolution of legal proceedings, claims, inquiries and investigations discussed below, and our efforts to further enhance our security measures. For full year 2022, we currently expect net pre-tax expense of approximately $30.0 million to $35.0 million for ongoing legal fees related to the Security Incident. In line with our policy as discussed above, legal fees are expensed as incurred. For full year 2022, we currently expect net cash outlays of approximately $15.0 million to $25.0 million for ongoing legal fees related to the Security Incident.
Based on our analysis of the factors described above, we have not recorded a liability for a loss contingency related to the Security Incident as of June 30, 2022 because we are unable at this time to reasonably estimate the possible loss or range of loss.
Customer claims. To date, we have received approximately 260 specific requests for reimbursement of expenses ("Customer Reimbursement Requests") and approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident (none of which have as yet been filed in court). Of the Customer Reimbursement Requests received to date, approximately 190 have been fully resolved and closed. In June 2022, we also received notice of a proposed claim on behalf of a number of U.K. data subjects, which we are reviewing. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us. One insurance company has filed a subrogation claim in court. Customer and insurer subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. Our review of customer and subrogation claims includes analyzing individual customer contracts into which we have entered, the specific claims made and applicable law.
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

18	Second Quarter 2022 Form 10-Q

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

Second Quarter 2022 Form 10-Q	19

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Income Taxes
Our income tax (benefit) provision and effective income tax rates, including the effects of period-specific events, were:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Income tax (benefit) provision	$(2,367)	$1,745	$(4,417)	$2,429
Effective income tax rate	40.9%	20.6%	24.2%	27.0%
For the three and six months ended June 30, 2022, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, Income Taxes—Interim Reporting, to calculate our interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as our full-year forecasted pre-tax income, relative to our forecasted permanent differences, has the potential to distort our estimated annual effective tax rate.
The increase in our effective income tax rate for the three months ended June 30, 2022 when compared to the same period in 2021 was primarily due to 2022 tax benefit attributable to foreign-derived intangible income ("FDII") deduction not generated in the prior year. Furthermore, the 2021 effective tax rate was positively impacted by benefit attributable to stock based compensation partially offset against expense attributable to an income tax rate increase enacted during the period.
The decrease in our effective income tax rate for the six months ended June 30, 2022 when compared to the same period in 2021 was primarily attributable to 2022 tax benefit attributable to FDII deduction not generated in the prior year. Furthermore, the 2022 effective tax rate was negatively impacted by tax expense attributable to stock-based compensation against pre-tax loss for the period. The 2021 effective tax rate was positively impacted by benefit attributable to stock-based compensation, partially offset against expense attributable to an income tax rate increase enacted during the period.

20	Second Quarter 2022 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Stockholders' Equity
Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Accumulated other comprehensive income (loss), beginning of period	$15,295	$4,163	$6,522	$(2,497)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income (loss) balance, beginning of period	$16,162	$1,048	$5,257	$(3,101)
Other comprehensive income (loss) before reclassifications, net of tax effects of (993), $244, $(4,782) and $(856)	2,796	(692)	13,437	2,438
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	(323)	1,408	35	2,784
Tax expense (benefit) included in provision for income taxes	85	(371)	(9)	(728)
Total amounts reclassified from accumulated other comprehensive income (loss)	(238)	1,037	26	2,056
Net current-period other comprehensive income	2,558	345	13,463	4,494
Accumulated other comprehensive income balance, end of period	$18,720	$1,393	$18,720	$1,393
Foreign currency translation adjustment:
Accumulated other comprehensive (loss) income balance, beginning of period	$(867)	$3,115	$1,265	$604
Translation adjustments	(10,398)	1,783	(12,530)	4,294
Accumulated other comprehensive (loss) income balance, end of period	(11,265)	4,898	(11,265)	4,898
Accumulated other comprehensive income, end of period	$7,455	$6,291	$7,455	$6,291

13. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of June 30, 2022, approximately $1.0 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (one-time services); and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (transactional revenue).

Second Quarter 2022 Form 10-Q	21

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Contract balances
Our contract assets as of June 30, 2022 and December 31, 2021 were insignificant. Our opening and closing balances of deferred revenue were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Total deferred revenue	$416,259	$378,746
The increase in deferred revenue during the six months ended June 30, 2022 was primarily due to a seasonal increase in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter. The amount of revenue recognized during the six months ended June 30, 2022 that was included in the deferred revenue balance at the beginning of the period was approximately $273 million. The amount of revenue recognized during the six months ended June 30, 2022 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
United States	$223,128	$192,000	$437,522	$377,327
United Kingdom	26,831	24,505	54,491	46,810
Other countries	14,968	12,935	30,038	24,494
Total revenue	$264,927	$229,440	$522,051	$448,631
The UMG, IMG and EVERFI comprised our go-to-market organizations as of June 30, 2022. The following is a description of each market group as of that date:
•The UMG focuses on sales primarily to all prospects and customers inside of the U.S.; and
•The IMG focuses on sales primarily to all prospects and customers outside of the U.S, as well as corporations.
•We acquired EVERFI as of December 31, 2021 as discussed in Note 3 to these condensed consolidated financial statements. As we are working to integrate EVERFI into our business, it had not yet been included in one of our market groups as of June 30, 2022.
The following table presents our revenue by market group:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
UMG	$184,761	$179,436	$367,250	$352,903
IMG	53,567	50,028	101,621	95,797
EVERFI	26,827	—	53,802	—
Other	(228)	(24)	(622)	(69)
Total revenue	$264,927	$229,440	$522,051	$448,631

22	Second Quarter 2022 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents our recurring revenue by type:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Contractual recurring	$177,350	$151,150	$351,882	$297,971
Transactional recurring	75,157	65,836	145,291	125,765
Total recurring revenue	$252,507	$216,986	$497,173	$423,736

Second Quarter 2022 Form 10-Q	23

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
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud and hosted environments; (ii) providing payment and transactional services; (iii) providing software maintenance and support services; (iv) providing Impact-as-a-Service™ digital educational content; and (v) providing professional services, including implementation, consulting, training, analytic and other services.
COVID-19 Impact
The economic impact of COVID-19 on the social good industry remains somewhat uncertain, although we are seeing signs of recovery in the industry. Our end markets continue to display resilience in the post-pandemic recovery with a digital-first mindset. In February 2022, the Blackbaud Institute released its annual Charitable Giving Report, which reported that overall giving in 2021 grew 9% with the percent of giving done online up significantly from pre-pandemic levels and holding steady in the low-teens. Nearly 30% of those online donations are being made on a mobile device, which we see as a long-term positive as we equip organizations to process mobile donations and optimize mobile user interfaces. If our existing and prospective customers remain cautious in their purchase decisions, our operating environment may continue to be challenging. Notwithstanding these conditions, we remain focused on continuing to execute our four-point strategy and strengthening our leadership position.
Four-Point Strategy

1	Expand Total Addressable Market

2	Lead with World Class Teams and Operations

3	Delight Customers with Innovative Cloud Solutions

4	Focus on Employees, Culture and ESG Initiatives

24	Second Quarter 2022 Form 10-Q

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
2.Lead with World Class Teams and Operations
This strategy expands upon our previous strategies to drive sales effectiveness and improve operating efficiency to include improving overall company performance as measured by the Rule of 40 (see discussion of Non-GAAP Financial Measures below). We recently announced a series of strategic organizational updates to streamline our business operations and become even more customer centric. We created three new roles: Chief Operating Officer, Chief Commercial Officer and Executive Vice President of Corporations. We believe the appointments for these new roles will: ensure consistency in our approach to the customer experience; further streamline and simplify our go-to-market efforts to maximize our outcomes as a global company; and further align our YourCause and EVERFI offerings and continue our investment in being the partner of choice for corporations focused on social responsibility and impact. We also recently appointed a new member to our board of directors, who brings over 20 years of experience in technology and cybersecurity to our board.
3.Delight Customers with Innovative Cloud Solutions
We are excited about the role Blackbaud is playing in developing innovative solutions for our customers to diversify the way they receive and process donations. Recently, we announced the launch of Prospect Insights—a new software tool within Raiser's Edge NXT that automates in-app intelligence related to major giving likelihood and capacity, and then prescribes actions related to portfolio management and solicitation. Also, in June 2022, we held our annual developer conference focusing on the low-code movement and accessible technology with a high number of attendees. Feedback from the conference showed that a significant majority of attendees left feeling that Blackbaud empowers customers to improve usage and experience with our solutions.
4.Focus on Employees, Culture and ESG Initiatives
We recently announced that we achieved carbon neutrality for 2021. This is a goal we have been striving towards and our shift to a remote-first workforce enabled us to accelerate our timeline. Since 2019, Blackbaud has reduced its global real estate footprint by 50%, energy emissions to run office space by 63% and employee commute emissions by 75%. With a multi-pronged climate strategy, Blackbaud is focused on reducing emissions, using energy efficiently and investing in environmental projects for a more sustainable future. We shared more about our ESG strategy on our Corporate Social Responsibility website during the second quarter. Our mission driven culture has been in our DNA since inception and is very attractive in a competitive labor market. We continue to foster a diverse and inclusive environment focused on employee engagement and connectedness with our remote-first workforce strategy. We have a significant role to play in driving advances in the social good space, and we are proud of the strong corporate culture we have built and continue to cultivate in today's environment.

Second Quarter 2022 Form 10-Q	25

Blackbaud, Inc.
(Unaudited)
Financial Summary

Total revenue ($M)	Income from operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue increased by $35.5 million and $73.4 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, driven largely by the following:

+
Growth in recurring revenue primarily related to:
•increases in contractual recurring revenue of $26.2 million and $53.9 million, respectively, related to the performance of our cloud solutions, of which $23.4 million and $47.5 million, respectively, was attributable to EVERFI; partially offset by decreases in maintenance revenue as customers migrate to our cloud solutions; also offsetting the increases in contractual recurring revenue are decreases related to fluctuations in foreign currency exchange rates of $0.8 million and $1.1 million, respectively; and
•increases in transactional recurring revenue of $9.3 million and $19.5 million, respectively, primarily due to an increase in online charitable giving, the continued shift toward virtual fundraising and, to a lesser extent, increased transactional volume as our customer's constituents have begun to return to in-person events; partially offset by decreases related to fluctuations in foreign currency exchange rates of $1.8 million and $2.3 million, respectively.

+
Increases in one-time consulting revenue due primarily to our acquisition of EVERFI, largely offset by a decrease in implementation and customization services, in line with our multi-year strategic shift from a license-based and one-time services business model to a cloud subscription business model. Our cloud subscription offerings generally require less implementation and customization services.

-	Decreases in one-time analytics revenue as analytics are generally integrated in our cloud solutions
We currently expect that fluctuations in foreign currency exchange rates will have a significant negative impact on our total revenue for the full year 2022. Our latest projections suggest some softness in our full year 2022 bookings plan for EVERFI, which has minimal impact on our full year 2022 revenues given the ratable revenue recognition. We will be intently focused on closing the EVERFI bookings gap during the remainder of 2022. Additionally, we currently expect one-time services and other revenue to be relatively flat during 2022 when compared to 2021, inclusive of incremental one-time revenue expected from EVERFI.

26	Second Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)
For additional information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 46.
Income from operations decreased by $13.0 million and $25.6 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, driven largely by the following:

-	Increases in compensation costs other than stock-based compensation of $17.0 million and $40.8 million, respectively, primarily due to increased employee headcount due to our acquisition of EVERFI
-	Increases in Security Incident-related expenses, net of insurance, of $7.9 million and $15.1 million, respectively. See "Security Incident update" below.
-
Increases in third-party contractor costs of $7.0 million and $14.8 million, respectively, and hosting costs of $1.9 million and $4.6 million, respectively, primarily attributable to our acquisition of EVERFI and, to a lesser extent, our continued migration of our cloud infrastructure to leading public cloud service providers and investments in security

-	Increases in transaction-based costs of $4.2 million and $9.3 million, respectively, related to the increase in the volume of transactions for which we process payments
-	Increases in amortization of intangible assets from business combinations of $3.8 million and $7.4 million, respectively, due to our acquisition of EVERFI
-	Increases in infrastructure and building costs of $3.0 million and $4.2 million, respectively, primarily related to our acquisition of EVERFI and investments in security tools
-
A $2.3 million noncash impairment charge during the three and six months ended June 30, 2022, against previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge resulted primarily from our decision to end customer support for certain solutions

-
Increases in acquisition and disposition-related costs of $2.2 million and $3.2 million, respectively, primarily related to a $2.0 million noncash impairment of certain insignificant intangible assets held for sale

-	Increases in marketing costs of $1.8 million and $4.0 million, respectively, primarily due to our acquisition of EVERFI
-
Increases in travel costs of $1.7 million and $2.6 million, respectively, due to our easing of restrictions on non-essential employee travel, which went into effect during March 2020 in response to the COVID-19 pandemic

+	Increases in total revenue, as described above
+
Decreases in stock-based compensation expense of $2.7 million and $4.8 million, respectively, attributable to:
•A decrease in the grant date fair value of our annual equity awards granted to employees during 2022 compared to 2021; and
•As a one-time response to COVID-19, replacement of our 2020 base salary merit increases with one-year time-based equity awards, which vested and were recognized as expense between May 1, 2020 and May 1, 2021.

We are continuing to make critical investments in the business in areas such as digital marketing, engineering, security, customer success and our continued shift of cloud infrastructure to leading public cloud service providers. Our profitability through the second quarter reflects the addition of EVERFI and some of these incremental investments that were pushed from 2021 into 2022, particularly in areas where we are increasing headcount.
We continuously seek opportunities to optimize our portfolio of solutions to focus time and resources on innovation that will have the greatest impact for our customers and the markets we serve, and drive the highest return on investment. To that end, we will continue to simplify and rationalize our portfolio through product sunsets and divestitures of non-core businesses and technologies.

Second Quarter 2022 Form 10-Q	27

Blackbaud, Inc.
(Unaudited)

Customer retention

Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines recurring subscription, maintenance and recurring service customer contracts provides a better representation of our customers' overall behavior. For the twelve months ended June 30, 2022, approximately 92% of our customers with recurring revenue contracts were retained. This customer retention rate is materially unchanged from our rate for the full year ended December 31, 2021 and reflects our continuing efforts to rationalize our portfolio of solutions and migrate customers from legacy solutions towards our next generation solutions.

Balance sheet and cash flow
At June 30, 2022, our cash and cash equivalents were $29.0 million and the carrying amount of our debt under the 2020 Credit Facility was $880.9 million. Our net leverage ratio was 3.42 to 1.00.
During the six months ended June 30, 2022, we generated $81.8 million in cash from operations, had a net decrease in borrowings of $16.3 million, had aggregate cash outlays of $34.7 million for purchases of property and equipment and capitalized software and content development costs, and spent $19.0 million on the purchase of EVERFI solely due to the timing of the acquisition on the last day of 2021.
Security Incident update
As discussed in Note 10 to our unaudited, condensed consolidated financial statements included in this report, total costs related to the Security Incident that we expect will be recoverable has exceeded the limit of our insurance coverage. Accordingly, we expect that the Security Incident will continue to negatively impact our GAAP profitability and GAAP cash flow for the foreseeable future (see discussion regarding our non-GAAP financial measures beginning on page 36). For full year 2022, we currently expect net pre-tax expense of approximately $30 million to $35 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees are expensed as incurred. For full year 2022, we currently expect net cash outlays of approximately $15 million to $25 million for ongoing legal fees related to the Security Incident. We have not recorded a liability for a loss contingency related to the Security Incident as of June 30, 2022 because we are unable at this time to reasonably estimate the possible loss or range of loss.

Results of Operations
Comparison of the three and six months ended June 30, 2022 and 2021
We have included the results of operations of EVERFI in our consolidated results of operations from the date of acquisition on December 31, 2022. We determined that the EVERFI acquisition was not material to our consolidated financial statements; therefore, separate presentation of revenue and earnings since the acquisition date is not required.

28	Second Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Revenue and Cost of Revenue

Recurring
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
Recurring revenue is comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud solutions, Impact-as-a-Service™ digital educational content, hosting services, payment services, online training programs, subscription-based analytic services. Recurring revenue also includes fees from maintenance services for our on-premises solutions, services included in our renewable subscription contracts, retained and managed services contracts that we expect to have a term consistent with our cloud solution contracts, and variable transaction revenue associated with the use of our solutions.
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

Second Quarter 2022 Form 10-Q	29

Blackbaud, Inc.
(Unaudited)
Recurring revenue increased by $35.5 million, or 16.4%, and $73.4 million, or 17.3%, during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, driven primarily by the following:

+
Increases in contractual recurring revenue of $26.2 million and $53.9 million, respectively, related to the performance of our cloud solutions, of which $23.4 million and $47.5 million, respectively, was attributable to EVERFI; partially offset by decreases in maintenance revenue as customers migrate to our cloud solutions; also offsetting the increases in contractual recurring revenue are decreases related to fluctuations in foreign currency exchange rates of $0.8 million and $1.1 million, respectively

+
Increases in transactional recurring revenue of $9.3 million and $19.5 million, respectively, primarily due to an increase in online charitable giving, the continued shift toward virtual fundraising and, to a lesser extent, increased transactional volume as our customer's constituents have begun to return to in-person events; partially offset by decreases related to fluctuations in foreign currency exchange rates of $1.8 million and $2.3 million, respectively

For additional information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 46.
Cost of recurring revenue increased by $20.1 million, or 21.2%, and $43.4 million, or 23.7%, during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, driven primarily by the following:

+
Increases in compensation costs of $5.2 million and $12.8 million, respectively, primarily related to an increase in headcount due to our acquisition of EVERFI, and a continued shift in resources historically supporting one-time services and other towards recurring revenue

+	Increases in transaction-based costs of $4.2 million and $9.2 million, respectively, related to the increase in the volume of transactions for which we process payments
+	Increases in amortization of intangible assets from business combinations of $3.6 million and $7.1 million, respectively, due to our acquisition of EVERFI
+
Increases in third-party contractor and hosting costs of $2.9 million and $6.9 million, respectively, as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of security investments to continue through 2024

+	Increases in overhead allocations of $1.2 million and $2.8 million, respectively, related to the increased headcount discussed above
+	Increases in amortization of software development costs of $1.2 million and $2.3 million, respectively
Recurring gross margin decreased by 1.8% and 2.3% for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to the increase in cost of recurring revenue outpacing the increase in recurring revenue.

30	Second Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)

One-time services and other
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
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
One-time services and other revenue decreased insignificantly, during the three and six months ended June 30, 2022, when compared to the same periods in 2021, driven primarily by the following:

+
Increases in one-time consulting revenue of $0.6 million and $1.6 million, respectively, primarily attributable to EVERFI, largely offset by less revenue from implementation and customization services, in line with our multi-year strategic shift from a license-based and one-time services business model to a cloud subscription business model. Our cloud subscription offerings generally require less implementation and customization services.

-	Decreases in one-time analytics revenue of $0.9 million and $1.7 million, respectively, as analytics are generally integrated in our cloud solutions
Cost of one-time services and other decreased by $2.5 million, or 18.4%, and $5.8 million, or 20.8%, during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, driven primarily by the following:

-
Decreases in compensation costs of $2.6 million and $5.3 million,respectively, largely due to a continued shift in resources historically supporting one-time services and other towards recurring revenue as well as a decrease in professional services headcount

Second Quarter 2022 Form 10-Q	31

Blackbaud, Inc.
(Unaudited)
One-time services and other gross margin increased by 19.9% and 23.4% during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to the significant reductions in compensation costs discussed above.
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
We see a large market opportunity in the long-term and will continue to make investments to drive sales effectiveness. We have also implemented software tools to enhance our digital footprint and drive lead generation. The enhancements we are making in our go-to-market approach are expected to significantly reduce our average customer acquisition cost per customer as well as the related payback period while increasing sales velocity.
Sales, marketing and customer success expense increased by $7.3 million, or 16.0%, and $13.7 million, or 14.5%, during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily driven by the following:

+	Increases in compensation costs of $4.0 million and $7.7 million, respectively, primarily related to increased employee headcount due to our acquisition of EVERFI
+	Increases in advertising costs of $1.8 million and $4.0 million, respectively, primarily due to our acquisition of EVERFI
+
Increases in travel costs of $0.6 million and $1.0 million due to our easing of restrictions on non-essential employee travel, which went into effect during March 2020 in response to the COVID-19 pandemic

32	Second Quarter 2022 Form 10-Q

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
We continue to make investments to delight our customers with innovative and secure cloud solutions. Research and development expenses increased by $8.1 million, or 26.8%, and $18.9 million or 31.8%, during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily driven by the following:

+
Increases in compensation costs of $5.8 million and $14.1 million, respectively, primarily related to increased employee headcount due to our acquisition of EVERFI, and to a lesser extent, our increased hiring of engineers

+
Increases in third-party contractor costs of $5.4 million and $11.0 million, respectively, primarily due to our acquisition of EVERFI and, to a lesser extent, an increase in our use of third-party software developers

+	Increases in overhead allocation costs of $0.8 million and $1.8 million, respectively, primarily related to increased headcount discussed above
-
Increases in development costs of $4.3 million and $9.0 million, respectively, that were required to be capitalized under GAAP, of which $3.1 million and $6.6 million was attributable to EVERFI software and content

Not included in research and development expense for the three months ended June 30, 2022 and 2021 were $14.8 million and $10.4 million, respectively, and for the six months ended June 30, 2022 and 2021 were $28.5 million and $19.5 million, respectively, of qualifying costs associated with software and content development activities that are required to be capitalized under GAAP, such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized development costs associated with our cloud solutions are subsequently amortized to cost of subscriptions revenue over the related assets' estimated useful life, which generally range from three to seven years.
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

Second Quarter 2022 Form 10-Q	33

Blackbaud, Inc.
(Unaudited)
General and administrative expense increased by $15.4 million or 48.1%, and $28.6 million, or 45.6%, during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily driven by the following:

+
Increases in Security Incident-related expenses, net of insurance, of $7.9 million and $15.1 million, respectively, consisting primarily of legal fees, as total costs related to the Security Incident that we expect will be recoverable has exceeded the limit of our insurance coverage.

+
A $2.3 million noncash impairment charge during the three and six months ended June 30, 2022 against previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge resulted primarily from our decision to end customer support for certain solutions

+
Increases in acquisition and disposition-related costs of $2.2 million and $3.2 million, respectively, primarily related to a $2.0 million noncash impairment of certain insignificant intangible assets held for sale

+	Increases in compensation costs of $2.0 million and $6.6 million, respectively, primarily related to increased employee headcount due to our acquisition of EVERFI
+	Increases in third-party contractor costs of $0.7 million and $1.9 million, respectively
+	Increases in rent expense of $0.7 million and $1.2 million, respectively, primarily related to leases assumed from our acquisition of EVERFI
+
Increases in travel costs of $0.6 million and $0.9 million due to our easing of restrictions on non-essential employee travel, which went into effect during March 2020 in response to the COVID-19 pandemic

-
Increases in allocated corporate IT costs of $1.8 million and $3.6 million, respectively, primarily related to investments in security tools. Depreciation, facilities and IT support costs are pooled and recorded to general and administrative expense and allocated to other lines of our condensed statements of comprehensive income based on headcount.

34	Second Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

The increases in interest expense in dollars and as a percentage of total revenue during the three and six months ended June 30, 2022, when compared to the same period in 2021, were primarily due to the new borrowings used to finance our acquisition of EVERFI. We currently expect interest expense for the full year 2022 to be approximately $34 million million to $37 million although our interest expense in connection with the variable rate portion of our outstanding debt could increase in a rising interest rate environment. See Note 9 to our condensed consolidated financial statements in this report for more information regarding our derivative instruments, which we use to manage our variable interest rate risk, and Item 3. Quantitative and Qualitative Disclosures about Market Risk: Interest Rate Risk (below) for more information about our variable interest rate exposure and related risk.
Deferred Revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	June 30, 2022	December 31, 2021	Change
Deferred revenue(1)	$416.3	$378.7	9.9%
Less: Long-term portion	3.5	4.2	(16.5)%
Current portion(1)	$412.7	$374.5	10.2%
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
The increase in deferred revenue during the six months ended June 30, 2022 was primarily due to a seasonal increase in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter.

Second Quarter 2022 Form 10-Q	35

Blackbaud, Inc.
(Unaudited)
Income Taxes

Income tax (benefit) provision ($M)
Percentages indicate effective income tax rates

For the six months ended June 30, 2022, we have utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, Income Taxes—Interim Reporting, to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as our as our full-year forecasted pre-tax income, relative to our forecasted permanent differences, has the potential to distort our estimated annual effective tax rate.
The increase in our effective income tax rate for the three months ended June 30, 2022 when compared to the same period in 2021 was primarily due to 2022 tax benefit attributable to foreign-derived intangible income ("FDII") deduction not generated in the prior year. Furthermore, the 2021 effective tax rate was positively impacted by benefit attributable to stock-based compensation, partially offset against expense attributable to an income tax rate increase enacted during the period.
The decrease in our effective income tax rate for the six months ended June 30, 2022 when compared to the same period in 2021 was primarily attributable to 2022 tax benefit attributable to FDII deduction not generated in the prior year. Furthermore, the 2022 effective tax rate was negatively impacted by tax expense attributable to stock-based compensation against pre-tax loss for the period. The 2021 effective tax rate was positively impacted by benefit attributable to stock-based compensation, partially offset against expense attributable to an income tax rate increase enacted during the period.
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

36	Second Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)

	Three months ended June 30,			Six months ended June 30,
(dollars in millions, except per share amounts)	2022	2021	Change	2022	2021	Change
GAAP Revenue	$264.9	$229.4	15.5%	$522.1	$448.6	16.4%

GAAP gross profit	$139.3	$121.4	14.8%	$273.1	$237.2	15.1%
GAAP gross margin	52.6%	52.9%		52.3%	52.9%
Non-GAAP adjustments:
Add: Stock-based compensation expense	3.8	5.2	(28.1)%	7.9	10.6	(25.3)%
Add: Amortization of intangibles from business combinations	12.4	8.9	39.7%	24.9	18.0	38.2%
Add: Employee severance	0.4	—	2,440.0%	0.4	—	2,440.0%
Subtotal(1)	16.5	14.1	17.1%	33.2	28.6	16.0%
Non-GAAP gross profit(1)	$155.9	$135.5	15.0%	$306.3	$265.8	15.2%
Non-GAAP gross margin	58.8%	59.1%		58.7%	59.2%

GAAP income (loss) from operations	$0.1	$13.0	(99.6)%	$(5.9)	$19.7	(130.1)%
GAAP operating margin	—%	5.7%		(1.1)%	4.4%
Non-GAAP adjustments:
Add: Stock-based compensation expense	27.9	30.5	(8.8)%	55.7	60.6	(8.0)%
Add: Amortization of intangibles from business combinations	13.2	9.4	39.8%	26.5	19.1	38.6%
Add: Employee severance	0.5	0.5	2.4%	0.5	1.4	(68.0)%
Add: Acquisition and disposition-related costs(2)	2.3	0.1	3,481.3%	3.2	—	10,380.6%
Add: Restructuring and other real estate activities	—	0.1	(100.0)%	0.1	—	914.3%
Add: Security Incident-related costs, net of insurance(3)	8.3	0.5	1,676.2%	15.5	0.5	3,201.3%
Add: Impairment of capitalized software development costs	2.3	—	100.0%	2.3	—	100.0%
Subtotal(1)	54.4	41.1	32.4%	103.8	81.6	27.2%
Non-GAAP income from operations(1)	$54.5	$54.1	0.6%	$97.9	$101.3	(3.4)%
Non-GAAP operating margin	20.6%	23.6%		18.8%	22.6%

GAAP (loss) income before provision for income taxes	$(5.8)	$8.5	(168.3)%	$(18.2)	$9.0	(302.8)%
GAAP net (loss) income	$(3.4)	$6.7	(150.8)%	$(13.8)	$6.6	(310.6)%
Shares used in computing GAAP diluted (loss) earnings per share	51,660,739	48,444,874	6.6%	51,431,501	48,444,658	6.2%
GAAP diluted (loss) earnings per share	$(0.07)	$0.14	(150.0)%	$(0.27)	$0.14	(292.9)%
Non-GAAP adjustments:
Add: GAAP income tax (benefit) provision	(2.4)	1.7	(235.6)%	(4.4)	2.4	(281.8)%
Add: Total non-GAAP adjustments affecting income from operations	54.4	41.1	32.4%	103.8	81.6	27.2%
Non-GAAP income before provision for income taxes	48.6	49.6	(1.9)%	85.6	90.6	(5.6)%
Assumed non-GAAP income tax provision(4)	9.7	9.9	(1.9)%	17.1	18.1	(5.6)%
Non-GAAP net income(1)	$38.9	$39.7	(1.9)%	$68.5	$72.5	(5.6)%

Shares used in computing non-GAAP diluted earnings per share	51,985,530	48,444,874	7.3%	51,954,151	48,444,658	7.2%
Non-GAAP diluted earnings per share	$0.75	$0.82	(8.5)%	$1.32	$1.50	(12.0)%
(1)The individual amounts for each year may not sum to non-GAAP gross profit, subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.
(2)Includes a $2.0 million noncash impairment of intangible assets held for sale during the three and six months ended June 30, 2022.
(3)Includes Security Incident-related costs incurred during the three and six months ended June 30, 2022 of $8.4 million and $17.4 million, respectively, net of probable insurance recoveries during the same periods of $0.1 million and $1.9 million, respectively, and during the three and six months ended June 30, 2021 of $11.7 million and $24.5 million, respectively, net of probable insurance recoveries during the same periods of $11.2 million and $24.0 million, respectively. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims. Not included in this adjustment were costs associated with enhancements to our cybersecurity program. For full year 2022, we currently expect net pre-tax expense of approximately $30 million to $35 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees are expensed as incurred. For full year 2022, we currently expect net cash outlays of approximately $15 million to $25 million for ongoing legal fees related to the Security Incident. We have not recorded a liability for a

Second Quarter 2022 Form 10-Q	37

Blackbaud, Inc.
(Unaudited)
loss contingency related to the Security Incident as of June 30, 2022 because we are unable at this time to reasonably estimate the possible loss or range of loss.
(4)We apply a non-GAAP effective tax rate of 20.0% when calculating non-GAAP net income and non-GAAP diluted earnings per share.

38	Second Quarter 2022 Form 10-Q

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

(dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
GAAP revenue	$264.9	$229.4	$522.1	$448.6
GAAP revenue growth	15.5%		16.4%
Add: Non-GAAP acquisition-related revenue(1)	—	25.8	—	51.1
Non-GAAP organic revenue(2)	$264.9	$255.3	$522.1	$499.7
Non-GAAP organic revenue growth	3.8%		4.5%

Non-GAAP organic revenue(2)	$264.9	$255.3	$522.1	$499.7
Foreign currency impact on Non-GAAP organic revenue(3)	2.9	—	3.8	—
Non-GAAP organic revenue on constant currency basis(3)	$267.8	$255.3	$525.9	$499.7
Non-GAAP organic revenue growth on constant currency basis	4.9%		5.2%

GAAP recurring revenue	$252.5	$217.0	$497.2	$423.7
GAAP recurring revenue growth	16.4%		17.3%
Add: Non-GAAP acquisition-related revenue(1)	—	23.2	—	45.9
Non-GAAP organic recurring revenue	$252.5	$240.1	$497.2	$469.7
Non-GAAP organic recurring revenue growth	5.1%		5.9%
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

Second Quarter 2022 Form 10-Q	39

Blackbaud, Inc.
(Unaudited)
Rule of 40
We previously defined Rule of 40 as non-GAAP organic revenue growth plus non-GAAP adjusted EBITDA margin. Non-GAAP adjusted EBITDA is defined as GAAP net income plus interest, net; income tax provision (benefit); depreciation; amortization of intangible assets from business combinations; amortization of software and content development costs; stock-based compensation; employee severance; acquisition and disposition-related costs; restructuring and other real estate activities; Security Incident-related costs, net of insurance; and impairment of capitalized software development costs. Beginning in the fiscal quarter ended June 30, 2022, we now also include in non-GAAP adjusted EBITDA impairment of capitalized software development costs because we believe it is not directly related to our operating performance in any particular period.

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2022	2021	Change	2022	2021	Change
GAAP net (loss) income	$(3.4)	$6.7	(150.8)%	$(13.8)	$6.6	(310.6)%
Non-GAAP adjustments:
Add: Interest, net	8.9	5.0	78.1%	16.3	9.9	64.4%
Add: GAAP income tax (benefit) provision	(2.4)	1.7	(235.6)%	(4.4)	2.4	(281.8)%
Add: Depreciation	3.6	3.1	14.2%	7.1	6.4	12.2%
Add: Amortization of intangibles from business combinations	13.2	9.4	39.8%	26.5	19.1	38.6%
Add: Amortization of software and content development costs(1)	9.5	8.1	16.9%	18.7	16.1	16.5%
Subtotal(2)	32.8	27.4	19.5%	64.3	53.9	19.2%
Non-GAAP EBITDA(2)	$29.4	$34.2	(14.1)%	$50.5	$60.5	(16.6)%
Non-GAAP EBITDA margin	11.1%			9.7%

Non-GAAP adjustments:
Add: Stock-based compensation expense	27.9	30.5	(8.8)%	55.7	60.6	(8.0)%
Add: Employee severance	0.5	0.5	2.4%	0.5	1.4	(68.0)%
Add: Acquisition and disposition-related costs(3)	2.3	0.1	3,481.3%	3.2	—	10,380.6%
Add: Restructuring and other real estate activities	—	0.1	(100.0)%	0.1	—	914.3%
Add: Security Incident-related costs, net of insurance(3)	8.3	0.5	1,676.2%	15.5	0.5	3,201.3%
Add: Impairment of capitalized software development costs	2.3	—	100.0%	2.3	—	100.0%
Subtotal(2)	41.2	31.7	30.2%	77.3	62.5	23.7%
Non-GAAP Adjusted EBITDA(2)	$70.6	$65.8	7.2%	$127.8	$123.0	3.9%
Non-GAAP Adjusted EBITDA margin	26.6%			24.5%

Rule of 40(4)	30.4%			29.0%

Non-GAAP adjusted EBITDA	70.6	65.8	7.2%	127.8	123.0	3.9%
Foreign currency impact on Non-GAAP adjusted EBITDA(5)	1.7	(1.7)	(195.7)%	2.2	(2.2)	(196.5)%
Non-GAAP adjusted EBITDA on constant currency basis(5)	$72.2	$64.1	12.7%	$129.9	$120.8	7.6%
Non-GAAP adjusted EBITDA margin on constant currency basis	27.0%			24.7%

Rule of 40 on constant currency basis(6)	31.9%			29.9%
(1)Includes amortization expense related to software development costs and amortization expense from capitalized cloud computing implementation costs.
(2)The individual amounts for each year may not sum to subtotal, non-GAAP EBITDA or non-GAAP adjusted EBITDA due to rounding.
(3)See additional details in the reconciliation of GAAP to Non-GAAP operating income above.
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
(6)Measured by non-GAAP organic revenue growth on constant currency basis plus non-GAAP adjusted EBITDA margin on constant currency basis.

40	Second Quarter 2022 Form 10-Q

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

	Six months ended June 30,
(dollars in millions)	2022	2021	Change
GAAP net cash provided by operating activities	$81.8	$99.9	(18.2)%
Less: purchase of property and equipment	(7.5)	(6.1)	22.7%
Less: capitalized software and content development costs	(27.2)	(19.9)	36.9%
Non-GAAP free cash flow(1)	$47.1	$73.9	(36.3)%
Add: Security Incident-related cash flows, net of insurance	5.2	3.8	36.1%
Non-GAAP adjusted free cash flow(1)	$52.2	$77.7	(32.8)%
(1)The individual amounts for each year may not sum to non-GAAP free cash flow or non-GAAP adjusted free cash flow due to rounding.
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

Second Quarter 2022 Form 10-Q	41

Blackbaud, Inc.
(Unaudited)

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	June 30, 2022	December 31, 2021	Change
Cash and cash equivalents	$29.0	$55.1	(47.4)%
Property and equipment, net	111.9	111.4	0.4%
Software and content development costs, net	130.3	121.4	7.4%
Total carrying value of debt	939.8	956.2	(1.7)%
Working capital	(267.3)	(258.7)	(3.4)%
The following table presents selected financial information about our cash flows:

	Six months ended June 30,
(dollars in millions)	2022	2021	Change
Net cash provided by operating activities	$81.8	$99.9	(18.2)%
Net cash used in investing activities	(53.7)	(26.0)	106.7%
Net cash used in financing activities	(194.1)	(257.0)	(24.5)%
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
At June 30, 2022, our total cash and cash equivalents balance included approximately $17.4 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating Cash Flow
Our cash flows from operations are derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, deferred taxes, amortization of deferred financing costs and debt discount and adjustments to our provision for credit losses and sales returns; and (ii) changes in our working capital.

42	Second Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue.
Net cash provided by operating activities decreased by $18.1 million during the six months ended June 30, 2022, when compared to the same period in 2021, primarily due to a $27.9 million decrease in net income adjusted for non-cash expenses and a $9.8 million increase in cash flow from operations associated with working capital.
The increase in cash flow from operations associated with working capital during the six months ended June 30, 2022, when compared to the same period in 2021, was primarily due to:
•fluctuations in the timing of vendor payments; and
•an increase in taxes payable; partially offset by
•timing associated with customer contract renewal billings and the collection of those amounts; and
•payment of assumed EVERFI accrued bonuses and other payroll-related liabilities during the first quarter of 2022.
Security Incident update
As discussed in Note 10 to our unaudited, condensed consolidated financial statements included in this report, total costs related to the Security Incident that we expect will be recoverable has exceeded the limit of our insurance coverage. Accordingly, we expect that the Security Incident will continue to negatively impact our GAAP profitability and GAAP cash flow for the foreseeable future (see discussion regarding our non-GAAP financial measures beginning on page 36). For full year 2022, we currently expect net pre-tax expense of approximately $30 million to $35 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees are expensed as incurred. For full year 2022, we currently expect net cash outlays of approximately $15 million to $25 million for ongoing legal fees related to the Security Incident. We have not recorded a liability for a loss contingency related to the Security Incident as of June 30, 2022 because we are unable at this time to reasonably estimate the possible loss or range of loss.
Investing Cash Flow
Net cash used in investing activities of $53.7 million increased by $27.7 million during the six months ended June 30, 2022, when compared to the same period in 2021.
During the six months ended June 30, 2022, we used $19.0 million for our acquisition of EVERFI comprised primarily of (i) $17.4 million that had not been paid by EVERFI to its former option holders as of December 31, 2021, solely due to the timing of the acquisition on the last day of 2021; and (ii) $2.6 million that was paid to a number of EVERFI's selling shareholders after determining they would be paid in cash, rather than shares of our common stock.
We used $27.2 million for software development costs, which was up $7.3 million from cash spent during the same period in 2021, primarily due to the inclusion of EVERFI's software and content development activities. We also spent $7.5 million of cash for purchases of property and equipment during the six months ended June 30, 2022, which was an increase of $1.4 million when compared to the same period in 2021.
Financing Cash Flow
During the six months ended June 30, 2022, we had a net decrease in borrowings of $16.3 million.
We paid $35.6 million to satisfy tax obligations of employees upon settlement of equity awards during the six months ended June 30, 2022 compared to $38.7 million during the same period in 2021. The amount of taxes paid by us on behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter.
During the six months ended June 30, 2022, cash flow from financing activities associated with changes in restricted cash due to customers decreased $141.0 million, compared to a decrease of $170.1 million during the same period in 2021. This line in the statement of cash flows represents the change in the amount of restricted cash held and payable by us to customers from one period to the next.

Second Quarter 2022 Form 10-Q	43

Blackbaud, Inc.
(Unaudited)
Stock repurchase program
In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date. Under the stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. During the three and six months ended June 30, 2022, we did not purchase any shares. The remaining amount available to purchase stock under the stock repurchase program was $250.0 million as of June 30, 2022.
2020 Credit Facility
Historically, we have drawn on our credit facility from time to time to help us meet financial needs, primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At June 30, 2022, our available borrowing capacity under the 2020 Credit Facility was $245.2 million. The 2020 Credit Facility matures in October 2025.
At June 30, 2022, the carrying amount of our debt under the 2020 Credit Facility was $880.9 million. Our average daily borrowings during the three and six months ended June 30, 2022 were $917.3 million and $913.4 million, respectively.
The following is a summary of the financial covenants under the 2020 Credit Facility:

Financial covenant	Requirement	Ratio as of June 30, 2022
Net leverage ratio(1)	≤ 4.25 to 1.00	3.42 to 1.00
Interest coverage ratio	≥ 2.50 to 1.00	11.91 to 1.00
(1)Under the terms of the 2020 Credit Facility, the Net Leverage Ratio requirement may be increased by up to 0.50 provided we satisfy certain requirements, including a permitted business acquisition, and provided that the maximum Net Leverage Ratio shall not exceed 4.25 to 1.00.
Under the 2020 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2020 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2020 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At June 30, 2022, we were in compliance with our debt covenants under the 2020 Credit Facility. See Note 8 to our unaudited, condensed consolidated financial statements included in this report for additional information regarding the 2020 Credit Facility.
Commitments and Contingencies

	Payments due by period
(in millions)	Less than 1 year	More than 1 year	Total(1)
Recorded contractual obligations:
Debt	$18.2	$925.5	$943.7
Operating leases	10.9	58.1	69.0
Unrecorded contractual obligations:
Purchase obligations	52.1	189.2	241.3
Interest payments on debt	35.2	108.7	144.0
Total contractual obligations(1)	$116.4	$1,281.6	$1,398.0
(1)The individual amounts may not sum to the total due to rounding.

44	Second Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Debt
As of June 30, 2022, we had total remaining principal payments of $943.7 million. These payments represent principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2020 Credit Facility, our real estate loans and our other debt at June 30, 2022 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2020 Revolving Facility for the purposes of determining minimum commitment amounts. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information.
Interest payments on debt
In addition to principal payments, as of June 30, 2022, we expect to pay interest expense over the life of our debt obligations of approximately $144.0 million. These payments represent our estimated future interest payments on debt using our debt balances and the related weighted average effective interest rates as of June 30, 2022, which includes the effect of interest rate swap agreements. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions on our remaining principal payments described above.
Operating leases
As of June 30, 2022, we had remaining operating lease payments of $69.0 million. These payments have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements or the amount representing imputed interest of $11.9 million. Our operating leases are generally for corporate offices, subleased offices and certain equipment and furniture. Given our remote-first workforce strategy and real estate footprint optimization efforts, as discussed above, we do not anticipate entering any new, material operating leases for offices for the foreseeable future. See Note 10 to our unaudited, condensed consolidated financial statements in this report for more information.
Purchase obligations
As of June 30, 2022, we had remaining purchase obligations of $241.3 million. These purchase obligations are for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. Our purchase obligations are not recorded as liabilities on our consolidated balance sheets as of June 30, 2022, as we had not received the related services. See Note 10 to our unaudited, condensed consolidated financial statements in this report for more information.
The total liability for uncertain tax positions as of June 30, 2022 and December 31, 2021, was $3.9 million and $3.7 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of June 30, 2022 and December 31, 2021.

Second Quarter 2022 Form 10-Q	45

Blackbaud, Inc.
(Unaudited)

Foreign Currency Exchange Rates
Approximately 16% of our total revenue for the six months ended June 30, 2022 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive income (loss) as a component of stockholders’ equity, was a loss of $11.3 million as of June 30, 2022 and income of $1.3 million as of December 31, 2021.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the six months ended June 30, 2022, foreign translation resulted in decreases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. However, we currently expect that fluctuations in foreign currency exchange rates will have a significant negative impact on our total revenue for the full year 2022. For the six months ended June 30, 2022, the fluctuation in foreign currency exchange rates reduced our total revenue and our income from operations by $3.8 million and $0.9 million, respectively. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2022 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recently Issued Accounting Pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 to our unaudited, condensed consolidated financial statements in this report.

46	Second Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Our interest rate exposure includes LIBOR and SOFR rates. The Financial Conduct Authority in the U.K. has stated that it plans to phase out all tenors of LIBOR by June 2023. We do not currently anticipate a significant impact to our financial position or results of operations as a result of this action as we expect that our financial contracts currently indexed to LIBOR will either expire or be modified without significant financial impact before the phase out occurs. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of June 30, 2022, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2021 and June 30, 2022.

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

Changes in Internal Control Over Financial Reporting
Although we do not believe it materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, our evaluation of the effectiveness of internal control over financial reporting as of June 30, 2022 excluded EVERFI as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). The acquisition of EVERFI was completed on December 31, 2021. As of and for the quarter ended June 30, 2022, EVERFI's assets represented approximately 3% of our consolidated total assets and its revenue represented approximately 10% of our consolidated total revenue. We are working to integrate EVERFI into our overall internal control over financial reporting processes.
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended June 30, 2022 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Second Quarter 2022 Form 10-Q	47

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
To date, we have received approximately 260 Customer Reimbursement Requests and approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident (none of which have as yet been filed in court). In June 2022, we also received notice of a proposed claim on behalf of a number of U.K. data subjects, which we are reviewing. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us. Customer and insurer subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. In addition, presently, we are a defendant in 19 putative consumer class action cases [17 in U.S. federal courts (which have been consolidated under multi district litigation to a single federal court) and 2 in Canadian courts] alleging harm from the Security Incident. The plaintiffs in these cases, who generally purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. To date, we also have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 49 state Attorneys General and the District of Columbia and a separate Civil Investigative Demand from the office of the California Attorney General relating to the Security Incident. In addition, we are subject to pending governmental actions or investigations by the U.S. Federal Trade Commission, the U.S. Department of Health and Human Services, the SEC, the Office of the Australian Information Commissioner and the Office of the Privacy Commissioner of Canada. (See Note 10 to our unaudited, condensed consolidated financial statements included in this report for a more detailed description of the Security Incident and related matters.)

48	Second Quarter 2022 Form 10-Q

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
Significant management time and Company resources have been, and are expected to continue to be, devoted to the Security Incident. For example, we currently expect net cash outlays of approximately $15 million to $25 million for ongoing legal fees related to the Security Incident for full year 2022. For full year 2022, we currently expect net pre-tax expense of approximately $30 million to $35 million for ongoing legal fees related to the Security Incident. Although we carry insurance against certain losses related to the Security Incident, we have exceeded the limit of that insurance coverage. As a result, we will be responsible for all expenses or other losses (including penalties, fines or other judgments) or all types of claims that may arise in connection with the Security Incident, which could materially and adversely affect our liquidity and results of operations. (See Note 10 to our unaudited, condensed consolidated financial statements included in this report.) If any such fines or penalties were great enough that we could not pay them through funds generated from operating activities and/or cause a default under our credit facility, we may be forced to renegotiate or obtain a waiver under our credit facility and/or seek additional debt or equity financing. Such renegotiation or financing may not be available on acceptable terms, or at all. In these circumstances, if we were unable to obtain sufficient financing, we may not be able to meet our obligations as they come due.
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

Second Quarter 2022 Form 10-Q	49

Blackbaud, Inc.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended June 30, 2022 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, April 1, 2022				$250,000
April 1, 2022 through April 30, 2022	—	$—	—	250,000
May 1, 2022 through May 31, 2022	15,540	59.57	—	250,000
June 1, 2022 through June 30, 2022	—	—	—	250,000
Total	15,540	$59.57	—	$250,000
(1)Includes 15,540 shares in May withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program to authorize us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date.

50	Second Quarter 2022 Form 10-Q

Blackbaud, Inc.
ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.01	Amended and Restated Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan		DEF 14A	Appendix B	4/19/2022
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

Second Quarter 2022 Form 10-Q	51

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	August 4, 2022	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2022	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

52	Second Quarter 2022 Form 10-Q