Form 10-Q
period 2022-09-30
BLACKBAUD INC
filed 2022-11-03
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
(843) 216-6200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.001 Par Value	BLKB	Nasdaq Global Select Market
Preferred Stock Purchase Rights	N/A	Nasdaq Global Select Market

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of October 31, 2022 was 53,097,427.

Third Quarter 2022 Form 10-Q	1

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

2	Third Quarter 2022 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$31,413	$55,146
Restricted cash	343,928	596,616
Accounts receivable, net of allowance of $7,444 and $11,155 at September 30, 2022 and December 31, 2021, respectively	86,704	102,726
Customer funds receivable	1,853	977
Prepaid expenses and other current assets	83,639	95,506
Total current assets	547,537	850,971
Property and equipment, net	109,474	111,428
Operating lease right-of-use assets	47,430	53,883
Software and content development costs, net	135,594	121,377
Goodwill	1,047,178	1,058,640
Intangible assets, net	643,994	698,052
Other assets	95,376	77,266
Total assets	$2,626,583	$2,971,617
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$36,374	$22,067
Accrued expenses and other current liabilities	78,471	100,096
Due to customers	344,305	594,273
Debt, current portion	18,193	18,697
Deferred revenue, current portion	393,679	374,499
Total current liabilities	871,022	1,109,632
Debt, net of current portion	835,881	937,483
Deferred tax liability	131,773	148,465
Deferred revenue, net of current portion	2,920	4,247
Operating lease liabilities, net of current portion	46,400	53,386
Other liabilities	5,775	1,344
Total liabilities	1,893,771	2,254,557
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 67,830,914 and 66,165,666 shares issued at September 30, 2022 and December 31, 2021, respectively	68	66
Additional paid-in capital	1,048,688	968,927
Treasury stock, at cost; 14,739,744 and 14,182,805 shares at September 30, 2022 and December 31, 2021, respectively	(536,968)	(500,911)
Accumulated other comprehensive income	2,716	6,522
Retained earnings	218,308	242,456
Total stockholders’ equity	732,812	717,060
Total liabilities and stockholders’ equity	$2,626,583	$2,971,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Third Quarter 2022 Form 10-Q	3

Blackbaud, Inc. Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share amounts)	2022	2021	2022	2021
Revenue
Recurring	$249,387	$218,530	$746,560	$642,266
One-time services and other	11,910	12,688	36,788	37,583
Total revenue	261,297	231,218	783,348	679,849
Cost of revenue
Cost of recurring	111,488	95,823	338,149	279,123
Cost of one-time services and other	9,449	11,858	31,757	40,013
Total cost of revenue	120,937	107,681	369,906	319,136
Gross profit	140,360	123,537	413,442	360,713
Operating expenses
Sales, marketing and customer success	56,414	44,703	164,367	138,948
Research and development	40,451	31,566	118,736	90,967
General and administrative	49,860	34,733	141,013	97,328
Amortization	647	558	2,263	1,674
Restructuring	—	131	—	263
Total operating expenses	147,372	111,691	426,379	329,180
(Loss) income from operations	(7,012)	11,846	(12,937)	31,533
Interest expense	(9,337)	(4,003)	(25,912)	(14,171)
Other income, net	4,454	862	8,708	339
(Loss) income before provision for income taxes	(11,895)	8,705	(30,141)	17,701
Income tax (benefit) provision	(1,576)	2,517	(5,993)	4,946
Net (loss) income	$(10,319)	$6,188	$(24,148)	$12,755
(Loss) earnings per share
Basic	$(0.20)	$0.13	$(0.47)	$0.27
Diluted	$(0.20)	$0.13	$(0.47)	$0.26
Common shares and equivalents outstanding
Basic weighted average shares	51,692,152	47,542,746	51,519,340	47,554,746
Diluted weighted average shares	51,692,152	48,274,072	51,519,340	48,259,956
Other comprehensive (loss) income
Foreign currency translation adjustment	$(11,536)	$(3,234)	$(24,066)	$1,060
Unrealized gain on derivative instruments, net of tax	6,797	262	20,260	4,756
Total other comprehensive (loss) income	(4,739)	(2,972)	(3,806)	5,816
Comprehensive (loss) income	$(15,058)	$3,216	$(27,954)	$18,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Third Quarter 2022 Form 10-Q

Blackbaud, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30,
(dollars in thousands)	2022	2021
Cash flows from operating activities
Net (loss) income	$(24,148)	$12,755
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	76,606	60,484
Provision for credit losses and sales returns	4,374	7,992
Stock-based compensation expense	83,659	89,480
Deferred taxes	(21,672)	400
Amortization of deferred financing costs and discount	1,827	1,234
Other non-cash adjustments	5,677	(527)
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	9,998	(18,779)
Prepaid expenses and other assets	22,246	(14,169)
Trade accounts payable	14,435	10,728
Accrued expenses and other liabilities	(7,028)	2,790
Deferred revenue	23,832	17,400
Net cash provided by operating activities	189,806	169,788
Cash flows from investing activities
Purchase of property and equipment	(10,512)	(8,332)
Capitalized software and content development costs	(42,757)	(29,661)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	(20,945)	—
Cash received in sale of business	6,426	—
Net cash used in investing activities	(67,788)	(37,993)
Cash flows from financing activities
Proceeds from issuance of debt	126,900	128,300
Payments on debt	(229,442)	(131,272)
Stock issuance costs	(1,205)	—
Employee taxes paid for withheld shares upon equity award settlement	(36,057)	(39,012)
Change in due to customers	(243,109)	(386,973)
Change in customer funds receivable	(1,291)	(5,838)
Purchase of treasury stock	—	(98,353)
Net cash used in financing activities	(384,204)	(533,148)
Effect of exchange rate on cash, cash equivalents and restricted cash	(14,235)	97
Net decrease in cash, cash equivalents and restricted cash	(276,421)	(401,256)
Cash, cash equivalents and restricted cash, beginning of period	651,762	644,969
Cash, cash equivalents and restricted cash, end of period	$375,341	$243,713
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the condensed consolidated statements of cash flows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$31,413	$55,146
Restricted cash	343,928	596,616
Total cash, cash equivalents and restricted cash in the statement of cash flows	$375,341	$651,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

Third Quarter 2022 Form 10-Q	5

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss (income)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2021	66,165,666	$66	$968,927	$(500,911)	$6,522	$242,456	$717,060
Net loss	—	—	—	—	—	(10,407)	(10,407)
Stock issuance costs related to purchase of EVERFI (see Note 3)	—	—	(983)	—	—	—	(983)
Retirements of common stock(1)	(33,075)	—	(2,581)	—	—	—	(2,581)
Vesting of restricted stock units	976,312	—	—	—	—	—	—
Employee taxes paid for 533,139 withheld shares upon equity award settlement	—	—	—	(34,674)	—	—	(34,674)
Stock-based compensation	—	—	27,860	—	—	—	27,860
Restricted stock grants	580,209	2	—	—	—	—	2
Restricted stock cancellations	(30,940)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	8,773	—	8,773
Balance at March 31, 2022	67,658,172	$68	$993,223	$(535,585)	$15,295	$232,049	$705,050
Net loss	—	—	—	—	—	(3,422)	(3,422)
Stock issuance costs related to purchase of EVERFI (see Note 3)	—	—	(223)	—	—	—	(223)
Retirements of common stock(1)	(395)	—	(19)	—	—	—	(19)
Vesting of restricted stock units	23,549	—	—	—	—	—	—
Employee taxes paid for 15,540 withheld shares upon equity award settlement	—	—	—	(926)	—	—	(926)
Stock-based compensation	—	—	27,854	—	—	—	27,854
Restricted stock grants	136,598	—	—	—	—	—	—
Restricted stock cancellations	(62,550)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(7,840)	—	(7,840)
Balance at June 30, 2022	67,755,374	$68	$1,020,835	$(536,511)	$7,455	$228,627	$720,474
Net loss	—	—	—	—	—	(10,319)	(10,319)
Stock issuance costs related to purchase of EVERFI (see Note 3)	—	—	(87)	—	—	—	(87)
Retirements of common stock(1)	(65)	—	(5)	—	—	—	(5)
Vesting of restricted stock units	12,655	—	—	—	—	—	—
Employee taxes paid for 8,260 withheld shares upon equity award settlement	—	—	—	(457)	—	—	(457)
Stock-based compensation	—	—	27,945	—	—	—	27,945
Restricted stock grants	107,906	—	—	—	—	—	—
Restricted stock cancellations	(44,956)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(4,739)	—	(4,739)
Balance at September 30, 2022	67,830,914	$68	$1,048,688	$(536,968)	$2,716	$218,308	$732,812

(1)Represents shares retired after determining certain EVERFI's selling shareholders would be paid in cash, rather than shares of our common stock. See Note 3 for additional information regarding our acquisition of EVERFI.

6	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity (continued)
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2020	60,904,638	$61	$544,963	$(353,091)	$(2,497)	$236,714	$426,150
Net loss	—	—	—	—	—	(164)	(164)
Purchase of 465,821 treasury shares under stock repurchase program				(28,066)	—	—	(28,066)
Vesting of restricted stock units	206,418	—	—	—	—	—	—
Employee taxes paid for 240,867 withheld shares upon equity award settlement	—	—	—	(18,426)	—	—	(18,426)
Stock-based compensation	—	—	29,995	—	—	10	30,005
Restricted stock grants	519,009	1	—	—	—	—	1
Restricted stock cancellations	(34,789)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	6,660	—	6,660
Balance at March 31, 2021	61,595,276	$62	$574,958	$(399,583)	$4,163	$236,560	$416,160
Net income	—	—	—	—	—	6,731	6,731
Purchase of 405,047 treasury shares under stock repurchase program				(30,008)	—	—	(30,008)
Vesting of restricted stock units	804,323	—	—	—	—	—	—
Employee taxes paid for 285,521 withheld shares upon equity award settlement	—	—	—	(20,286)	—	—	(20,286)
Stock-based compensation	—	—	30,528	—	—	21	30,549
Restricted stock grants	9,431	—	—	—	—	—	—
Restricted stock cancellations	(76,316)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	2,128	—	2,128
Balance at June 30, 2021	62,332,714	$62	$605,486	$(449,877)	$6,291	$243,312	$405,274
Net income	—	—	—	—	—	6,188	6,188
Purchase of 583,280 treasury shares under stock repurchase program				(40,279)	—	—	(40,279)
Vesting of restricted stock units	908	—	—	—	—	—	—
Employee taxes paid for 4,313 withheld shares upon equity award settlement	—	—	—	(300)	—	—	(300)
Stock-based compensation	—	—	28,920	—	—	6	28,926
Restricted stock grants	54,132	—	—	—	—	—	—
Restricted stock cancellations	(34,111)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(2,972)	—	(2,972)
Balance at September 30, 2021	62,353,643	$62	$634,406	$(490,456)	$3,319	$249,506	$396,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

Third Quarter 2022 Form 10-Q	7

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

2. Basis of Presentation
Unaudited condensed consolidated interim financial statements
The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, and other forms filed with the SEC from time to time.
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
We acquired EVERFI (as defined below) on December 31, 2021. During the third quarter of 2022, we reorganized our market groups and EVERFI is now included in the Corporate Sector market group. See Note 13 to these condensed consolidated financial statements for additional information about our market groups. This change did not impact our conclusions that we have one operating and reportable segment and one goodwill reporting unit.

8	Third Quarter 2022 Form 10-Q

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
Recently adopted accounting pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). This update provides for optional financial reporting alternatives to reduce cost and complexity associated with accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. This update applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offer Rate ("LIBOR") or other reference rates expected to be discontinued because of reference rate reform. The accommodations are available for all entities through December 31, 2022, with early adoption permitted. We adopted ASU 2020-04 prospectively as of July 1, 2022, and the adoption did not have a material impact on our consolidated financial statements.
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

Third Quarter 2022 Form 10-Q	9

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Business Combinations and Dispositions
2022 Disposition
Blackbaud FIMS™ and DonorCentral® NXT
On September 9, 2022, we sold our Foundation Information Management System ("FIMS") and DonorCentral NXT solutions to Fusion Laboratories, LLC for cash proceeds of approximately $6.4 million, subject to closing adjustments. We expect the sale of these solutions to allow us to reduce complexity and focus on innovation within our core products as we execute our strategic growth plans. During the three months ended June 30, 2022, we recognized a noncash impairment charge of $2.0 million against certain insignificant FIMS customer relationship intangible assets that were then held for sale. The impairment charge was recorded in general and administrative expense in our condensed consolidated statements of comprehensive income. During the three and nine months ended September 30, 2022, we recognized an insignificant loss on the disposal of FIMS held for sale assets and liabilities.
2022 Acquisition
Kilter
On August 19, 2022, we acquired all of the outstanding stock of Kilter, Inc. ("Kilter"), a Delaware corporation, pursuant to an agreement and plan of merger, for approximately $2.9 million in cash, subject to closing adjustments. The acquisition of Kilter's mobile application will allow us to expand activity-based peer-to-peer fundraising engagement, to support activity-based health and wellness initiatives for socially responsible companies, and to grow the ways individuals can connect with the causes they care about most through the activities they love. In addition to the consideration paid at closing, we may be required to pay up to a maximum of $3.0 million in additional cash consideration if during the two-year period commencing January 1, 2023 Kilter meets certain application participation targets. A liability for the contingent consideration was recorded at its acquisition-date fair value of $2.7 million in other liabilities in our condensed consolidated balance sheet. Any change in the fair value of the contingent liability, or any change upon final settlement, will be recognized in income from operations. Fair values were also assigned to the other assets acquired and liabilities assumed, primarily consisting of goodwill and a finite-lived developed technology intangible asset, which will be amortized over an estimated useful life of three years. The fair values are based on our best estimates and assumptions as of the reporting date and are considered preliminary pending finalization. Insignificant acquisition-related costs, which primarily consisted of legal services, were recorded as general and administrative expense during the nine months ended September 30, 2022.
2021 Acquisition
EVERFI
On December 31, 2021, we acquired all of the outstanding equity securities, including all voting equity interests, of EVERFI, Inc., a Delaware corporation ("EVERFI"), pursuant to an agreement and plan of merger. The acquisition advanced our position as a leader in the rapidly evolving ESG and CSR spaces. We acquired the equity securities for approximately $441.8 million in cash consideration and 3,810,888 shares of our common stock, valued at approximately $301.0 million, for an aggregate purchase price of approximately $742.8 million, net of closing adjustments. The cash consideration and related expenses were funded primarily through cash on hand and new borrowings under the 2020 Credit Facility (as defined below). As a result of the acquisition, EVERFI has become a wholly owned subsidiary of ours. The operating results of EVERFI have been included in our consolidated financial statements from the date of acquisition. In accordance with applicable accounting rules, we determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required to be presented.
The fair values assigned to the assets acquired and liabilities assumed in our acquisition of EVERFI are based on our best estimates and assumptions as of the reporting date and are considered preliminary pending finalization. The estimates and assumptions are subject to change as we obtain additional information during the measurement period, which may be up to one year from the acquisition date. The assets and liabilities, pending finalization, include the valuation of intangible assets as well as the assumed deferred income tax balances. During the nine months ended September 30, 2022, we recorded insignificant measurement period adjustments to the estimated fair value of the EVERFI assets acquired and liabilities

10	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

assumed following the receipt of new information. The adjustments resulted in an increase to net working capital, excluding deferred revenue, with the corresponding offset to goodwill.

4. Goodwill and Other Intangible Assets
The change in goodwill during the nine months ended September 30, 2022, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2021	$1,058,640
Additions related to business combination(1)	3,774
Adjustments related to prior year business combination(2)	(1,275)
Adjustments related to dispositions(3)	(2,501)
Effect of foreign currency translation	(11,460)
Balance at September 30, 2022	$1,047,178
(1)See Note 3 to these condensed consolidated financial statements for a discussion of our acquisition of Kilter.
(2)See Note 3 to these condensed consolidated financial statements for a discussion of the measurement period adjustments during the nine months ended September 30, 2022 to the estimated fair value of the EVERFI assets acquired and liabilities assumed.
(3)See Note 3 to these condensed consolidated financial statements for a summary of our disposition of Blackbaud FIMS and DonorCentral NXT.

5. (Loss) Earnings Per Share
We compute basic (loss) earnings per share by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted (loss) earnings per share reflect the assumed exercise, settlement and vesting of all dilutive securities using the “treasury stock method” except when the effect is anti-dilutive. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights and vesting of restricted stock awards and units. Diluted loss per share for the three and nine months ended September 30, 2022 was the same as basic loss per share as there was a net loss in the period and inclusion of potentially dilutive securities was anti-dilutive.
The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net (loss) income	$(10,319)	$6,188	$(24,148)	$12,755
Denominator:
Weighted average common shares	51,692,152	47,542,746	51,519,340	47,554,746
Add effect of dilutive securities:
Stock-based awards	—	731,326	—	705,210
Weighted average common shares assuming dilution	51,692,152	48,274,072	51,519,340	48,259,956
(Loss) earnings per share:
Basic	$(0.20)	$0.13	$(0.47)	$0.27
Diluted	$(0.20)	$0.13	$(0.47)	$0.26

Anti-dilutive shares excluded from calculations of diluted (loss) earnings per share	936,214	904,100	1,195,709	1,034,091

Third Quarter 2022 Form 10-Q	11

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
Recurring fair value measurements
Financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair value as of September 30, 2022
Derivative instruments:
Interest rate swaps	$—	$33,120	$—	$33,120
Foreign currency forward contracts	—	1,464	—	1,464
Total financial assets	$—	$34,584	$—	$34,584

Fair value as of September 30, 2022
Contingent consideration obligations	$—	$—	$2,710	$2,710
Total financial liabilities	$—	$—	$2,710	$2,710

Fair value as of December 31, 2021
Derivative instruments:
Interest rate swaps	$—	$7,160	$—	$7,160
Total financial assets	$—	$7,160	$—	$7,160
Our derivative instruments within the scope of Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, are required to be recorded at fair value. Our derivative instruments that are recorded at fair value include interest rate swaps and foreign currency forward contracts. See Note 9 to these condensed consolidated financial statements for additional information about our derivative instruments.
The fair value of our interest rate swaps and foreign currency forward contracts are based on model-driven valuations using Secured Overnight Financing Rate ("SOFR") rates and foreign currency forward rates, respectively, which are observable at commonly quoted intervals. Accordingly, our interest rate swaps and foreign currency forward contracts are classified within Level 2 of the fair value hierarchy. Our financial contracts that were indexed to LIBOR were modified to reference SOFR during the three months ended September 30, 2022. These modifications did not have a significant financial impact.

12	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Contingent consideration obligations arise from business acquisitions. The fair values are based on discounted cash flow analyses reflecting a probability-weighted assessment approach derived from the likelihood of possible achievement of specified performance measures or events and captures the contractual nature of the contingencies, commercial risk, and the time value of money. As the fair value measurements for our contingent consideration obligations contain significant unobservable inputs, they are classified within Level 3 of the fair value hierarchy. See Note 3 to these condensed consolidated financial statements for additional information about our contingent consideration obligations.
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at September 30, 2022 and December 31, 2021, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at September 30, 2022 and December 31, 2021, as the debt bears interest rates that approximate market value. As SOFR and LIBOR rates are observable at commonly quoted intervals, our debt under the 2020 Credit Facility (as defined below) is classified within Level 2 of the fair value hierarchy. Our fixed rate debt is also classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the nine months ended September 30, 2022.
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
During the three and nine months ended September 30, 2022, we recorded noncash impairment charges of $1.0 million against certain operating lease ROU assets and $0.3 million against certain property and equipment assets. These impairment charges resulted primarily from our decision to cease using a portion of our leased office space, and the charges are reflected in general and administrative expense on the statements of comprehensive income.
During the nine months ended September 30, 2022, we recorded a noncash impairment charge of $2.3 million against certain previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge is reflected in general and administrative expense and resulted primarily from our decision to end customer support for certain solutions.
During the nine months ended September 30, 2022, we recorded a noncash impairment charge of $2.0 million against certain insignificant customer relationship intangible assets that were held for sale. Those assets were subsequently sold during the third quarter as part of our disposition of FIMS. See Note 3 to these condensed consolidated financial statements for additional information. The impairment charge is reflected in general and administrative expense.
There were no other non-recurring fair value adjustments during the nine months ended September 30, 2022 except for certain insignificant business combination accounting adjustments to the initial fair value estimates of assets acquired and liabilities assumed at the acquisition date from updated estimates and assumptions during the measurement period. See Note 3 to these condensed consolidated financial statements for additional information.

Third Quarter 2022 Form 10-Q	13

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	September 30, 2022	December 31, 2021
Restricted cash due to customers	$342,452	$593,296
Letters of credit for operating leases	—	2,186
Real estate escrow balances and other	1,476	1,134
Total restricted cash	$343,928	$596,616

Prepaid expenses and other assets

(dollars in thousands)	September 30, 2022	December 31, 2021
Costs of obtaining contracts(1)(2)	$72,673	$78,465
Derivative instruments	34,584	7,160
Prepaid software maintenance and subscriptions(3)	27,392	28,880
Implementation costs for cloud computing arrangements, net(4)(5)	10,461	11,892
Receivables for probable insurance recoveries(6)(7)	—	18,202
Prepaid insurance	7,155	5,363
Unbilled accounts receivable	7,109	5,443
Taxes, prepaid and receivable	4,042	3,986
Deferred tax assets	1,471	1,546
Other assets	14,128	11,835
Total prepaid expenses and other assets	179,015	172,772
Less: Long-term portion	95,376	77,266
Prepaid expenses and other current assets	$83,639	$95,506
(1)Amortization expense from costs of obtaining contracts was $8.4 million and $25.4 million for the three and nine months ended September 30, 2022, respectively, and $8.8 million and $26.9 million for the three and nine months ended September 30, 2021.
(2)The current portion of costs of obtaining contracts as of September 30, 2022 and December 31, 2021 was $28.6 million and $30.2 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of September 30, 2022 and December 31, 2021 was $24.8 million and $24.7 million, respectively.
(4)These costs primarily relate to the multi-year implementations of our new global enterprise resource planning and customer relationship management systems.
(5)Amortization expense from capitalized cloud computing implementation costs was insignificant for the three months ended September 30, 2022 and 2021, respectively, and $1.6 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively. Accumulated amortization for these costs was $4.6 million and $3.0 million as of September 30, 2022 and December 31, 2021, respectively.
(6)All receivables for probable insurance recoveries were classified as current.
(7)See discussion of the Security Incident at Note 10 to these condensed consolidated financial statements.

14	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accrued expenses and other liabilities

(dollars in thousands)	September 30, 2022	December 31, 2021
Taxes payable(1)	$28,133	$19,777
Accrued legal costs(2)	15,051	11,724
Operating lease liabilities, current portion	8,144	9,170
Customer credit balances	7,488	8,403
Accrued commissions and salaries	4,503	7,872
Contingent consideration liability(3)	2,710	—
Accrued vacation costs	2,369	2,234
Accrued health care costs	2,305	3,042
Accrued transaction-based costs related to payments services	2,142	5,427
Accrued bonuses	1,705	5,829
Unrecognized tax benefit	1,671	1,248
Amounts payable to former EVERFI option holders(4)	—	17,404
Other liabilities	8,025	9,310
Total accrued expenses and other liabilities	84,246	101,440
Less: Long-term portion	5,775	1,344
Accrued expenses and other current liabilities	$78,471	$100,096
(1)We deferred payments of the employer's portion of Social Security taxes during 2020 under the Coronavirus, Aid, Relief and Economic Security Act, half of which was due by the end of calendar year 2021 with the remainder due by the end of calendar year 2022.
(2)All accrued legal costs are classified as current.
(3)See discussion of our acquisition of Kilter at Note 3 to these condensed consolidated financial statements.
(4)Represents amounts that had not been paid by EVERFI to its former option holders as of December 31, 2021, solely due to the timing of the acquisition on the last day of 2021. See Note 3 to these condensed consolidated financial statements for additional information regarding our acquisition of EVERFI.

Other income, net

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Interest income	$671	$82	$908	$311
Currency revaluation gains (losses)	2,991	609	5,843	(558)
Other income, net	792	171	1,957	586
Other income, net	$4,454	$862	$8,708	$339

Third Quarter 2022 Form 10-Q	15

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Credit facility:
Revolving credit loans	$170,600	$260,000	4.20%	3.27%
Term loans	627,813	640,000	3.65%	3.02%
Real estate loans	58,525	59,480	5.22%	5.22%
Other debt	538	1,694	5.00%	5.00%
Total debt	857,476	961,174	3.87%	3.23%
Less: Unamortized discount and debt issuance costs	3,402	4,994
Less: Debt, current portion	18,193	18,697	5.25%	3.11%
Debt, net of current portion	$835,881	$937,483	3.84%	3.23%
2020 credit facility
In October 2020, we entered into a five-year $900.0 million senior credit facility (the "2020 Credit Facility"). At September 30, 2022, we were in compliance with our debt covenants under the 2020 Credit Facility.
First incremental term loan
In December 2021, we entered into the First Incremental Term Loan Agreement (the "Incremental Amendment"). The Incremental Amendment amended the 2020 Credit Facility and, among other things, provided for a $250.0 million incremental term loan (the “2021 Incremental Term Loan”).
Financing for EVERFI acquisition
On December 31, 2021, we acquired EVERFI for approximately $441.8 million in cash consideration and 3,810,888 shares of our common stock, valued at approximately $301.0 million, for an aggregate purchase price of approximately $742.8 million, net of closing adjustments. We financed the cash consideration and related expenses through cash on hand and new borrowings under the 2020 Credit Facility, including $250.0 million under the 2021 Incremental Term Loan.
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

16	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

LIBOR transition amendment
On August 26, 2022, we entered into a LIBOR Transition Amendment (the "LIBOR Amendment"). The LIBOR Amendment amended the 2020 Credit Facility, as previously amended, to change the interest rate benchmark from LIBOR to SOFR, as defined in the LIBOR Amendment. The LIBOR Amendment does not change any terms of the 2020 Credit Facility unrelated to reference rate reform.
Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the seller’s obligations under two senior secured notes with a then-aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). At September 30, 2022, we were in compliance with our debt covenants under the Real Estate Loans.
Other debt
From time to time, we enter into third-party financing agreements for purchases of software and related services for our internal use. Generally, the agreements are non-interest-bearing notes requiring annual payments. Interest associated with the notes is imputed at the rate we would incur for amounts borrowed under our then-existing credit facility at the inception of the notes.
The following table summarizes our currently effective financing agreements as of September 30, 2022:

(dollars in thousands)	Term in Months	Number of Annual Payments	First Annual Payment Due	Original Loan Value
Effective dates of agreements:
December 2019	51	4	January 2020	$2,150

9. Derivative Instruments
We generally use derivative instruments to manage our interest rate and foreign currency exchange risk. We currently have derivatives classified as cash flow hedges and net investment hedges. We do not enter into any derivatives for trading or speculative purposes.
All of our derivative instruments are governed by International Swap Dealers Association, Inc. ("ISDA") master agreements with our counterparties. As of September 30, 2022 and December 31, 2021, we have presented the fair value of our derivative instruments at the gross amounts in the condensed consolidated balance sheet as the gross fair values of our derivative instruments equaled their net fair values.
Cash flow hedges
We have entered into interest rate swap agreements, which effectively convert portions of our variable rate debt under the 2020 Credit Facility to a fixed rate for the term of the swap agreements. We designated each of the interest rate swaps as cash flow hedges at the inception of the contracts. As of September 30, 2022 and December 31, 2021, the aggregate notional values of the interest rate swaps were $435.0 million. All of the contracts have maturities on or before October 2024.
During the three months ended September 30, 2022, we entered into foreign currency forward contracts to hedge revenues denominated in the Canadian Dollar ("CAD") against changes in the exchange rate with the United States Dollar ("USD"). We designated each of the forwards as cash flow hedges at the inception of the contracts. As of September 30, 2022, the aggregate notional values of the foreign currency forward contracts designated as cash flow hedges that we held to buy USD in exchange for Canadian Dollars were $23.6 million CAD. All of the contracts have maturities of 12 months or less. We did not have foreign currency forward contracts as of December 31, 2021.

Third Quarter 2022 Form 10-Q	17

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net investment hedges
We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds ("GBP") into USD. We designated each of these foreign currency forward contracts as net investment hedges at the inception of the contracts. As of September 30, 2022, we had £10.7 million of foreign currency forward contracts designated as net investment hedges to reduce the volatility of the U.S. dollar value of a portion of our GBP-denominated investments.
The fair values of our derivative instruments were as follows as of:

		Asset derivatives
(dollars in thousands)	Balance sheet location	September 30, 2022	December 31, 2021
Derivative instruments designated as hedging instruments:
Foreign currency forward contracts, current portion	Prepaid expenses and other current assets	$1,464	$—
Interest rate swaps, long-term	Other assets	33,120	7,160
Total derivative instruments designated as hedging instruments		$34,584	$7,160
The effects of derivative instruments in cash flow and net investment hedging relationships were as follows:

	Gain recognized in accumulated other comprehensive income as of	Location of gain reclassified from accumulated other comprehensive income into (loss) income	Gain (loss) reclassified from accumulated other comprehensive income into (loss) income
(dollars in thousands)	September 30, 2022		Three months ended September 30, 2022	Nine months ended September 30, 2022
Cash Flow Hedges
Interest rate swaps	$33,120	Interest expense	$1,935	$1,900
Foreign currency forward contracts	$879	Revenue	$22	$22
Net Investment Hedges
Foreign currency forward contracts	$585		$—	$—

	September 30, 2021		Three months ended September 30, 2021	Nine months ended September 30, 2021
Cash Flow Hedges
Interest rate swaps	$2,283	Interest expense	$(505)	$(3,289)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Excluding net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. For net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to translation adjustment, a component of accumulated other comprehensive income (loss), and recognized in earnings only when the hedged GBP investment is liquidated. The estimated accumulated other comprehensive income as of September 30, 2022 that is expected to be reclassified into earnings within the next twelve months is $17.1 million. There were no ineffective portions of our interest rate swap or foreign currency forward derivatives during the nine months ended September 30, 2022 and 2021. See Note 12 to these condensed consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component. We classify cash flows related to derivative instruments as operating activities in the condensed consolidated statements of cash flows.

18	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. As of September 30, 2022, we had operating leases for equipment that had not yet commenced with future rent payments of $3.0 million. These operating leases are expected to commence during 2022 with lease terms of 3 years.
The following table summarizes the components of our lease expense:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Operating lease cost(1)	$2,301	$2,344	$7,273	$7,557
Variable lease cost	400	625	1,250	2,023
Sublease income	(791)	(313)	(1,988)	(1,139)
Net lease cost	$1,910	$2,656	$6,535	$8,441
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
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of September 30, 2022, the remaining aggregate minimum purchase commitment under these arrangements was approximately $236.0 million through 2027.
Solution and service indemnifications
In the ordinary course of business, we provide certain indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our solutions or services. We have not identified any losses that might be covered by these indemnifications.
Legal proceedings
We are subject to legal proceedings and claims that arise in the ordinary course of business, as well as certain other non-ordinary course proceedings, claims and investigations, as described below. We make a provision for a loss contingency when it is both probable that a material liability has been incurred and the amount of the loss can be reasonably estimated. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For proceedings in which an unfavorable outcome is reasonably possible but not probable and an estimate of the loss or range of losses arising from the proceeding can be made, we disclose such an estimate, if material. If such a loss or range of losses is not reasonably estimable, we disclose that fact. We review any such loss contingency provisions at least quarterly and adjust them to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. We recognize insurance recoveries, if any, when they are probable of receipt. All associated costs due to third-party service providers and consultants, including legal fees, are expensed as incurred.

Third Quarter 2022 Form 10-Q	19

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
Security incident
As previously disclosed, we are subject to risks and uncertainties as a result of a ransomware attack against us in May 2020 in which a cybercriminal removed a copy of a subset of data from our self-hosted environment (the "Security Incident"). Based on the nature of the Security Incident, our research and third party (including law enforcement) investigation, we do not believe that any data went beyond the cybercriminal, was or will be misused, or will be disseminated or otherwise made available publicly. Our investigation into the Security Incident by our cybersecurity team and third-party forensic advisors remains ongoing.
As a result of the Security Incident, we are currently subject to certain legal proceedings, claims and investigations, as discussed below, and could be the subject of additional legal proceedings, claims, inquires and investigations in the future that might result in adverse judgments, settlements, fines, penalties or other resolution. To limit our exposure to losses related to claims against us, including data breaches such as the Security Incident, we maintain $50 million of insurance above a $250 thousand deductible payable by us. As noted below, this coverage has reduced our financial exposure related to the Security Incident.
We recorded expenses and offsetting probable insurance recoveries related to the Security Incident as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Gross expense	$13,658	$11,448	$31,098	$35,916
Offsetting probable insurance recoveries	—	(10,597)	(1,891)	(34,594)
Net expense	$13,658	$851	$29,207	$1,322
The following summarizes our cumulative expenses, insurance recoveries recognized and insurance recoveries paid as of:

(dollars in thousands)	September 30, 2022	December 31, 2021
Cumulative gross expense	$81,489	$50,391
Cumulative offsetting insurance recoveries recognized	(50,000)	(48,109)
Cumulative net expense	$31,489	$2,282

Cumulative offsetting insurance recoveries paid	$(50,000)	$(29,968)
Recorded expenses have consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims and accruals for certain loss contingencies. Not included in the expenses discussed above were costs associated with enhancements to our cybersecurity program. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our consolidated statements of comprehensive (loss) income and as operating activities on our consolidated statements of cash flows. Total costs related to the Security Incident have exceeded the limit of our insurance coverage. We expect to continue to experience significant expenses related to our response to the Security Incident, resolution of legal proceedings, claims and investigations, including those discussed below, and our efforts to further enhance our cybersecurity measures. For full year 2022, we currently expect net pre-tax expense of approximately $30.0 million to $35.0 million for ongoing legal fees related to the Security Incident. In line with our policy as discussed above, legal fees are expensed as incurred. For full year 2022, we currently expect net cash outlays of approximately $15.0 million to $25.0 million for ongoing legal fees related to the Security Incident.

20	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2022, we have recorded approximately $5.0 million in aggregate liabilities for loss contingencies related to the Security Incident that we believe we can reasonably estimate. In accordance with our policy described above, certain of these recorded charges reflect the low end of a range of estimated losses based on our determination that no estimate within that range was better than any other amount. It is reasonably possible that actual losses in the future for those matters will be in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss. There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of September 30, 2022 because we are unable at this time to reasonably estimate the possible loss or range of loss.
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
Customer constituent class actions. Presently, we are a defendant in 19 putative consumer class action cases [17 in U.S. federal courts (which have been consolidated under multi district litigation to a single federal court) and 2 in Canadian courts] alleging harm from the Security Incident. The plaintiffs in these cases, who purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees and other related relief.
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
Furthermore, for putative class actions, it is often not possible to reasonably estimate the possible loss or a range of loss amounts, even where we have determined that a loss is reasonably possible. Generally, class actions involve a large number of people and raise complex legal and factual issues that result in uncertainty as to their outcome and, ultimately, making it difficult for us to estimate the amount of damages that a plaintiff might successfully prove. This analysis is further complicated by the fact that the plaintiffs lack contractual privity with us.
Governmental investigations. To date, we have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 49 state Attorneys General and the District of Columbia and a separate Civil Investigative Demand from the office of the California Attorney General relating to the Security Incident. We also are subject to the following pending governmental actions:
•an investigation by the U.S. Federal Trade Commission;
•a formal investigation by the SEC;
•an investigation by the U.S. Department of Health and Human Services;
•an investigation by the Office of the Australian Information Commissioner; and
•an investigation by the Office of the Privacy Commissioner of Canada.

Third Quarter 2022 Form 10-Q	21

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We have been having discussions with the SEC Staff about potential resolution of issues arising from their investigation. While we are hopeful that we can resolve the matter on acceptable terms, there is no assurance that we will be able to resolve the matter on terms acceptable to us and the SEC.
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
We continue to cooperate with all ongoing investigations, which include various requests for documents, policies, narratives and communications, as well as requests to interview or depose various Company-related personnel. As noted above, each of these separate governmental investigations could result in adverse judgements, settlements, fines, penalties or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows, or financial condition.

11. Income Taxes
Our income tax (benefit) provision and effective income tax rates, including the effects of period-specific events, were:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Income tax (benefit) provision	$(1,576)	$2,517	$(5,993)	$4,946
Effective income tax rate	13.2%	28.9%	19.9%	27.9%
During the six months ended June 30, 2022, we utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, Income Taxes—Interim Reporting, to calculate our interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is no longer more appropriate than the annual effective tax rate method.
The decrease in our effective income tax rate for the three and nine months ended September 30, 2022 when compared to the same periods in 2021 was primarily due to the effect of year-to-date losses relative to our forecasted permanent items, including foreign-derived intangible income deduction not generated in the prior year. Furthermore, the 2022 effective income tax rate was negatively impacted by expenses attributable to stock based compensation.

22	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Stockholders' Equity
Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Accumulated other comprehensive income (loss), beginning of period	$7,455	$6,291	$6,522	$(2,497)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income (loss) balance, beginning of period	$18,720	$1,393	$5,257	$(3,101)
Other comprehensive income (loss) before reclassifications, net of tax effects of $(2,926), $38, $(7,708) and $(818)	8,241	(109)	21,678	2,329
Amounts reclassified from accumulated other comprehensive income (loss)	(1,957)	505	(1,922)	3,289
Tax expense (benefit) included in provision for income taxes	513	(134)	504	(862)
Total amounts reclassified from accumulated other comprehensive income (loss)	(1,444)	371	(1,418)	2,427
Net current-period other comprehensive income	6,797	262	20,260	4,756
Accumulated other comprehensive income balance, end of period	$25,517	$1,655	$25,517	$1,655
Foreign currency translation adjustment:
Accumulated other comprehensive (loss) income balance, beginning of period	$(11,265)	$4,898	$1,265	$604
Translation adjustment	(11,536)	(3,234)	(24,066)	1,060
Accumulated other comprehensive (loss) income balance, end of period	(22,801)	1,664	(22,801)	1,664
Accumulated other comprehensive income, end of period	$2,716	$3,319	$2,716	$3,319

13. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of September 30, 2022, approximately $1.0 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (one-time services); and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (transactional revenue).

Third Quarter 2022 Form 10-Q	23

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Contract balances
Our contract assets as of September 30, 2022 and December 31, 2021 were insignificant. Our closing balances of deferred revenue were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Total deferred revenue	$396,599	$378,746
The increase in deferred revenue during the nine months ended September 30, 2022 was primarily due to a seasonal increase in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter. The amount of revenue recognized during the nine months ended September 30, 2022 that was included in the deferred revenue balance at the beginning of the period was approximately $303 million. The amount of revenue recognized during the nine months ended September 30, 2022 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
United States	$220,177	$191,580	$657,699	$563,916
United Kingdom	26,858	25,351	81,349	72,142
Other countries	14,262	14,287	44,300	43,791
Total revenue	$261,297	$231,218	$783,348	$679,849
During the third quarter of 2022, we reorganized our market groups. The Social Sector and Corporate Sector market groups comprised our go-to-market organizations as of September 30, 2022. The following is a description of each market group as of that date:
•The Social Sector market group focuses on sales to customers and prospects in the social sector, such as nonprofits, foundations, education institutions, healthcare organizations and other not-for-profit entities globally, and includes JustGiving from Blackbaud; and
•The Corporate Sector market group focuses on sales to customers and prospects in the corporate sector globally, and includes EVERFI from Blackbaud and YourCause from Blackbaud.
The following table presents our revenue by market group:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Social Sector	$223,809	$221,194	$672,182	$651,215
Corporate Sector	37,334	8,596	111,634	27,275
Other	154	1,428	(468)	1,359
Total revenue	$261,297	$231,218	$783,348	$679,849

24	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents our recurring revenue by type:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Contractual recurring	$178,264	$150,581	$530,146	$448,552
Transactional recurring	71,123	67,949	216,414	193,714
Total recurring revenue	$249,387	$218,530	$746,560	$642,266

14. Subsequent Events
Rights Agreement
On October 7, 2022, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each of our issued and outstanding shares of common stock, which was paid to the stockholders of record at the close of business on October 17, 2022 (the “Record Date”). Each Right entitles the registered holder, subject to the terms of the Rights Agreement (as defined below), to purchase us one one-thousandth of a share of our Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Stock”) at a price of $313.00, subject to certain adjustments (as adjusted from time to time, the “Exercise Price”). The description and terms of the Rights are set forth in the Stockholder Rights Agreement, dated as of October 7, 2022 (the “Rights Agreement”), by and between us and American Stock Transfer & Trust Company, LLC.
Under the Rights Agreement, the Rights will become exercisable if an entity, person or group acquires beneficial ownership of 20% or more of our outstanding common stock in a transaction not approved by our Board of Directors. In the event that the Rights become exercisable due to the ownership threshold being crossed, each Right will entitle its holder (other than the person, entity or group triggering the Rights Plan, whose rights will become void and will not be exercisable) to purchase additional shares of common stock having a then-current market value of twice the Exercise Price.
Each share of Preferred Stock will be entitled, when, as and if declared, to a minimum preferential per share quarterly dividend payment equal to the greater of (i) $1.00 per share and (ii) an amount equal to 1,000 times the dividend declared per share of common stock. In the event of liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will be entitled to a minimum preferential payment of the greater of (i) $1,000.00 per share (plus any accrued but unpaid dividends), and (ii) an amount equal to 1,000 times the payment made per share of common stock. Each share of Preferred Stock will have 1,000 votes, voting together with the common stock. In the event of any merger, consolidation or other transaction in which outstanding shares of common stock are converted or exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per share of common stock. These Rights are protected by customary antidilution provisions.
Subject to the terms of the Rights Agreement, the Rights will expire on October 2, 2023. Additional information regarding the Rights Agreement, including a copy of the Rights Agreement, is contained in a Form 8-K filed with the SEC on October 11, 2022.

Third Quarter 2022 Form 10-Q	25

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

26	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)
2.Lead with World Class Teams and Operations
This strategy expands upon our previous strategies to drive sales effectiveness and improve operating efficiency to include improving overall company performance as measured by the Rule of 40 (see discussion of Non-GAAP Financial Measures below). Recently, we announced a series of strategic organizational updates to streamline our business operations and become even more customer centric. We created three new roles: Chief Operating Officer, Chief Commercial Officer and Executive Vice President of Corporations. We believe these new roles will: ensure consistency in our approach to the customer experience; further streamline and simplify our go-to-market efforts to maximize our outcomes as a global company; and further align our YourCause and EVERFI offerings and continue our investment in being the partner of choice for corporations focused on social responsibility and impact. Additionally, we recently took steps to better align our workforce with our strategic priorities, including further elimination of open positions as well as the difficult decision to reduce our workforce (see additional discussion regarding our workforce reduction below). We also appointed a new member to our board of directors, who brings over 20 years of experience in technology and cybersecurity to our board.
3.Delight Customers with Innovative Cloud Solutions
During our recent annual user conference, bbcon, we shared how our purpose-built solutions bring together the capabilities essential to our customers in managing their data, making their teams more productive, motivating their audiences to act, and ultimately driving outcomes. During the third quarter, we also acquired Kilter, an intuitive, gamified, activity-based engagement app. We will initially pair Kilter with our Blackbaud TeamRaiser solution to serve nonprofits by expanding the ways they can engage with their supporters to prepare for their existing fundraising walks, runs and rides, and to create new types of engagement opportunities that are not tied to a specific date or place. Kilter will also provide a unique solution with YourCause CSRConnect platform for companies as employers take a more active role in supporting their employees’ health and wellness pursuits across their remote and distributed workforces.
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

Third Quarter 2022 Form 10-Q	27

Blackbaud, Inc.
(Unaudited)
Financial Summary

Total revenue ($M)	Income from operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue increased by $30.1 million and $103.5 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, driven largely by the following:

+
Growth in recurring revenue primarily related to:
•increases in contractual recurring revenue of $27.7 million and $81.6 million, respectively, related to the performance of our cloud solutions, of which $23.7 million and $71.2 million, respectively, was attributable to EVERFI; partially offset by decreases in maintenance revenue as customers migrate to our cloud solutions and decreases related to fluctuations in foreign currency exchange rates of $1.3 million and $2.3 million, respectively; and
•increases in transactional recurring revenue of $3.2 million and $22.7 million, respectively, primarily due to an increase in online charitable giving, an increase in enrollment for our Blackbaud Tuition Management solution resulting in a higher transactional volumes and, to a lesser extent, increased transactional volume as our customer's constituents have begun to return to in-person events. These increases in transactional recurring revenue were partially offset by decreases related to fluctuations in foreign currency exchange rates of $3.1 million and $5.5 million, respectively.

-
Decreases in one-time service and other revenue primarily related to:
•decreases in one-time analytics revenue as analytics are generally integrated in our cloud solutions; partially offset by
•increases in one-time consulting revenue due primarily to our acquisition of EVERFI, largely offset by a decrease in implementation and customization services, in line with our multi-year strategic shift from a license-based and one-time services business model to a cloud subscription business model. Our cloud subscription offerings generally require less implementation and customization services.

28	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)
We currently expect that fluctuations in foreign currency exchange rates will have a significant negative impact on our total revenue for the full year 2022. While our year-to-date bookings for EVERFI continue to be lighter than expected, we have taken action to bolster management and fill account executive vacancies, which are now fully staffed and ramping to drive future bookings. Additionally, we currently expect one-time services and other revenue to modestly decrease during 2022 when compared to 2021, inclusive of incremental one-time revenue expected from EVERFI. We have a number of multi-year pricing initiatives underway, some to bring our pricing in line with the market while others are model changes that are expected to drive greater revenue for both us and our customers.
For additional information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 47.
Income from operations decreased by $18.9 million and $44.5 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, driven largely by the following:

-	Increases in compensation costs other than stock-based compensation of $20.7 million and $61.5 million, respectively, primarily due to increased employee headcount due to our acquisition of EVERFI
-
Increases in third-party contractor costs of $6.8 million and $21.6 million, respectively, and hosting costs of $1.0 million and $5.5 million, respectively, primarily attributable to our acquisition of EVERFI and, to a lesser extent, our continued migration of our cloud infrastructure to leading public cloud service providers and investments in cybersecurity

-	Increases in Security Incident-related expenses, net of insurance, of $12.8 million and $27.9 million, respectively. See "Security Incident update" below.
-	Increases in transaction-based costs of $2.9 million and $12.2 million, respectively, related to the increase in the volume of transactions for which we process payments
-	Increases in amortization of intangible assets from business combinations of $3.4 million and $10.8 million, respectively, due to our acquisition of EVERFI
-	Increases in infrastructure costs of $1.6 million and $5.8 million, respectively, primarily related to our acquisition of EVERFI and investments in security tools
-
Increases in acquisition and disposition-related costs of $2.4 million and $5.6 million, respectively, primarily related to a $2.0 million noncash impairment of certain insignificant intangible assets held for sale

-	Increases in marketing costs of $1.1 million and $5.0 million, respectively, primarily due to our acquisition of EVERFI
-
Increases in travel costs of $1.1 million and $3.7 million, respectively, due to our easing of restrictions on non-essential employee travel, which went into effect during March 2020 in response to the COVID-19 pandemic

-
A $2.3 million noncash impairment charge during the nine months ended September 30, 2022, against previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge resulted primarily from our decision to end customer support for certain solutions

+	Increases in total revenue, as described above
+
Decreases in stock-based compensation expense of $1.0 million and $5.8 million, respectively, attributable to:
•A decrease in the grant date fair value of our annual equity awards granted to employees during 2022 compared to 2021; and
•As a one-time response to COVID-19, replacement of our 2020 base salary merit increases with one-year time-based equity awards, which vested and were recognized as expense between May 1, 2020 and May 1, 2021.

We are continuing to make critical investments in the business in areas such as digital marketing, innovation, cybersecurity, customer success and our continued shift of cloud infrastructure to leading public cloud service providers. Our profitability through the third quarter reflects the addition of EVERFI and some of these incremental investments.
We have taken steps to better align our workforce with our strategic priorities to drive efficiencies and minimize any potential impacts from the current uncertain macroeconomic environment. This recently included further elimination of open positions as well as the decision to reduce our workforce. As a result of the workforce targeted reduction, we expect to incur between $6 million and $8 million in pre-tax employee severance costs primarily during the fourth quarter of 2022. We expect this workforce reduction and other cost actions will reduce our planned future pre-tax cost run rate by approximately $40 million

Third Quarter 2022 Form 10-Q	29

Blackbaud, Inc.
(Unaudited)
to $50 million beginning in 2023, partially offset by continued investments in cybersecurity and innovation. We see further opportunity in 2023 and beyond to scale our infrastructure costs, reduce overhead and execute pricing initiatives.
We continuously seek opportunities to optimize our portfolio of solutions to focus time and resources on innovation that will have the greatest impact for our customers and the markets we serve, and drive the highest return on investment. To that end, we will continue to simplify and rationalize our portfolio through product sunsets and divestitures of non-core businesses and technologies.

Customer retention

Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we believe a recurring revenue customer retention measure that combines recurring subscription, maintenance and recurring service customer contracts provides a better representation of our customers' overall behavior. For the twelve months ended September 30, 2022, approximately 91% of our customers with recurring revenue contracts were retained. This customer retention rate decreased from our rate for the full year ended December 31, 2021 and reflects our continuing efforts to rationalize our portfolio of solutions and migrate customers from legacy solutions towards our next generation solutions.
Balance sheet and cash flow
At September 30, 2022, our cash and cash equivalents were $31.4 million and the carrying amount of our debt under the 2020 Credit Facility was $795.5 million. Our net leverage ratio was 3.10 to 1.00.
During the nine months ended September 30, 2022, we generated $189.8 million in cash from operations, had a net decrease in borrowings of $102.5 million, had aggregate cash outlays of $53.3 million for purchases of property and equipment and capitalized software and content development costs, and spent $20.9 million for our purchases of EVERFI and Kilter.
Security Incident update
As discussed in Note 10 to our unaudited, condensed consolidated financial statements included in this report, total costs related to the Security Incident have exceeded the limit of our insurance coverage. Accordingly, we expect that the Security Incident will continue to negatively impact our GAAP profitability and GAAP cash flow for the foreseeable future (see discussion regarding our non-GAAP financial measures beginning on page 38). For full year 2022, we currently expect net pre-tax expense of approximately $30 million to $35 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees are expensed as incurred. For full year 2022, we currently expect net cash outlays of approximately $15 million to $25 million for ongoing legal fees related to the Security Incident. As of September 30, 2022, we have recorded approximately $5.0 million in aggregate liabilities for a loss contingencies related to the Security Incident that we believe we can reasonably estimate. Certain of these recorded charges reflect the low end of a range of estimated losses based on our determination that no estimate within that range was better than any other amount. It is reasonably possible that actual losses in the future for those matters will be in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss. There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of September 30, 2022 because we are unable at this time to reasonably estimate the possible loss or range of loss.

30	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Results of Operations
Comparison of the three and nine months ended September 30, 2022 and 2021
We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisition. We determined that the EVERFI and Kilter acquisitions were not material to our consolidated financial statements; therefore, separate presentation of revenue and earnings since the acquisition date is not required.
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

Third Quarter 2022 Form 10-Q	31

Blackbaud, Inc.
(Unaudited)
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
Recurring revenue increased by $30.9 million, or 14.1%, and $104.3 million, or 16.2%, during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, driven primarily by the following:

+
Increases in contractual recurring revenue of $27.7 million and $81.6 million, respectively, related to the performance of our cloud solutions, of which $23.7 million and $71.2 million, respectively, was attributable to EVERFI; partially offset by decreases in maintenance revenue as customers migrate to our cloud solutions; also offsetting the increases in contractual recurring revenue were decreases related to fluctuations in foreign currency exchange rates of $1.3 million and $2.3 million, respectively

+
Increase in transactional recurring revenue of $3.2 million for the three months ended, September 30, 2022, primarily due to an increase in enrollment for our Blackbaud Tuition Management solution resulting in higher transactional volumes. The increase in transactional recurring revenue during the three months ended September 30, 2022, was partially offset by a decrease related to fluctuations in foreign currency exchange rates of $3.1 million

+
Increase in transactional recurring revenue of $22.7 million for the nine months ended September 30, 2022, primarily due to:
•an increase in online charitable giving;
•an increase in enrollment for our Blackbaud Tuition Management solution resulting in a higher transactional volumes; and
•to a lesser extent, increased transactional volume as our customer's constituents have begun to return to in-person events.
The increase in transactional recurring revenue during the nine months ended September 30, 2022, was partially offset by a decrease related to fluctuations in foreign currency exchange rates of $5.5 million

For additional information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 47.
Cost of recurring revenue increased by $15.7 million, or 16.3%, and $59.0 million, or 21.1%, during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, driven primarily by the following:

+
Increases in compensation costs of $4.6 million and $17.4 million, respectively, primarily related to an increase in headcount due to our acquisition of EVERFI, and a continued shift in resources historically supporting one-time services and other towards recurring revenue

+	Increases in transaction-based costs of $2.9 million and $12.1 million, respectively, related to the increase in the volume of transactions for which we process payments
+	Increases in amortization of intangible assets from business combinations of $3.4 million and $10.5 million, respectively, due to our acquisition of EVERFI
+
Increase in third-party contractor and hosting costs of $7.5 million for the nine months ended September 30, 2022 as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of cybersecurity investments to continue for the foreseeable future

+	Increases in amortization of software development costs of $1.8 million and $4.1 million, respectively, due to our continued investments in the innovation and security of our solutions
+	Increase in allocated overhead costs of $3.2 million for the nine months ended September 30, 2022 related to the increased headcount discussed above
Recurring gross margin decreased by 0.9% and 1.8% for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily due to the increase in cost of recurring revenue outpacing the increase in recurring revenue.

32	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)

One-time services and other
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
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
One-time services and other revenue decreased by $0.8 million, or 6.1%, and $0.8 million, or 2.1%, during the three and nine months ended September 30, 2022, when compared to the same periods in 2021, driven primarily by the following:

-	Decreases in one-time analytics revenue of $0.5 million and $2.2 million, respectively, as analytics are generally integrated in our cloud solutions
+
Increases in one-time consulting revenue of $0.2 million and $1.9 million, respectively, primarily attributable to EVERFI, largely offset by less revenue from implementation and customization services, in line with our multi-year strategic shift from a license-based and one-time services business model to a cloud subscription business model. Our cloud subscription offerings generally require less implementation and customization services.

Third Quarter 2022 Form 10-Q	33

Blackbaud, Inc.
(Unaudited)
Cost of one-time services and other decreased by $2.4 million, or 20.3%, and $8.3 million, or 20.6%, during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, driven primarily by the following:

-
Decreases in compensation costs of $1.4 million and $6.7 million, respectively, largely due to a continued shift in resources historically supporting one-time services and other towards recurring revenue as well as a decrease in professional services headcount

-	Decrease in allocated overhead costs of $1.4 million for the nine months ended September 30, 2022, primarily related to the decreased headcount discussed above
One-time services and other gross margin increased by 14.1% and 20.1% during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily due to the significant reductions in compensation costs discussed above.
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

34	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Sales, marketing and customer success expense increased by $11.7 million, or 26.2%, and $25.4 million, or 18.3%, during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily driven by the following:

+	Increases in compensation costs of $6.9 million and $14.6 million, respectively, primarily related to increased employee headcount due to our acquisition of EVERFI
+	Increases in third-party contractor costs of $2.5 million and $3.4 million, respectively, primarily related to strategic consulting
+	Increases in advertising costs of $1.1 million and $5.0 million, respectively, primarily due to our acquisition of EVERFI
+
Increase in travel costs of $1.6 million for the nine months ended September 30, 2022 due to our easing of restrictions on non-essential employee travel, which went into effect during March 2020 in response to the COVID-19 pandemic

+	Increase in software costs of $1.3 million for the nine months ended September 30, 2022 primarily related to our acquisition of EVERFI and our use of digital marketing tools
Research and development
Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.
We continue to make investments to delight our customers with innovative and secure cloud solutions. Research and development expenses increased by $8.9 million, or 28.1%, and $27.8 million or 30.5%, during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily driven by the following:

+
Increases in compensation costs of $7.9 million and $22.0 million, respectively, primarily related to increased employee headcount due to our acquisition of EVERFI, and to a lesser extent, our increased hiring of engineers

+
Increases in third-party contractor costs of $5.0 million and $16.0 million, respectively, primarily due to our acquisition of EVERFI and, to a lesser extent, an increase in our use of third-party software developers

+	Increase in allocated overhead costs of $2.1 million for the nine months ended September 30, 2022, primarily related to increased headcount discussed above
-
Increases in software development costs of $5.4 million and $14.5 million, respectively, that were required to be capitalized under GAAP, of which $5.2 million and $9.3 million was attributable to EVERFI software and content

Not included in research and development expense for the three months ended September 30, 2022 and 2021 were $15.1 million and $9.7 million, respectively, and for the nine months ended September 30, 2022 and 2021 were $43.6 million and $29.2 million, respectively, of qualifying costs associated with software and content development activities that are required to be capitalized under GAAP, such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized development costs associated with our cloud solutions are subsequently amortized to cost of subscriptions revenue over the related assets' estimated useful life, which generally range from three to seven years.
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

Third Quarter 2022 Form 10-Q	35

Blackbaud, Inc.
(Unaudited)
General and administrative expense increased by $15.1 million or 43.6%, and $43.7 million, or 44.9%, during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily driven by the following:

+	Increases in Security Incident-related expenses, net of insurance, of $12.8 million and $27.9 million, respectively. See "Security Incident update" below on page 43
+	Increases in compensation costs of $1.8 million and $8.4 million, respectively, primarily related to increased employee headcount due to our acquisition of EVERFI
+
Increases in acquisition and disposition-related costs of $2.4 million and $5.6 million, respectively, primarily related to aggregate noncash impairment charges of $1.3 million against certain operating lease right-of-use assets and property and equipment assets resulting from our decision to cease using a portion of EVERFI's leased office space. During the nine months ended September 30, 2022, we also recorded a $2.0 million noncash impairment of certain insignificant intangible assets that were held for sale

+
A $2.3 million noncash impairment charge during the nine months ended September 30, 2022 against previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge resulted primarily from our decision to end customer support for certain solutions

+	Increase in rent expense of $1.7 million during the nine months ended September 30, 2022 primarily related to leases assumed from our acquisition of EVERFI
+	Increase in third-party contractor costs of $1.4 million during the nine months ended September 30, 2022
+
Increase in travel costs of $1.2 million during the nine months ended September 30, 2022 due to our easing of restrictions on non-essential employee travel, which went into effect during March 2020 in response to the COVID-19 pandemic

-
Increase in allocated corporate IT costs of $4.1 million during the nine months ended September 30, 2022 primarily related to investments in security tools. Depreciation, facilities and IT support costs are pooled and recorded to general and administrative expense and allocated to other lines of our condensed statements of comprehensive income based on headcount.

36	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

The increases in interest expense in dollars and as a percentage of total revenue during the three and nine months ended September 30, 2022, when compared to the same period in 2021, were primarily due to the new borrowings used to finance our acquisition of EVERFI. We currently expect interest expense for the full year 2022 to be approximately $34 million to $37 million although our interest expense in connection with the variable rate portion of our outstanding debt could increase in a rising interest rate environment. See Note 9 to our condensed consolidated financial statements in this report for more information regarding our derivative instruments, which we use to manage our variable interest rate risk, and Item 3. Quantitative and Qualitative Disclosures about Market Risk: Interest Rate Risk (below) for more information about our variable interest rate exposure and related risk.
Deferred Revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	September 30, 2022	December 31, 2021	Change
Deferred revenue(1)	$396.6	$378.7	4.7%
Less: Long-term portion	2.9	4.2	(31.2)%
Current portion(1)	$393.7	$374.5	5.1%
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
The increase in deferred revenue during the nine months ended September 30, 2022 was primarily due to a seasonal increase in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter.

Third Quarter 2022 Form 10-Q	37

Blackbaud, Inc.
(Unaudited)
Income Taxes

Income tax (benefit) provision ($M)
Percentages indicate effective income tax rates

For the six months ended June 30, 2022, we utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, Income Taxes—Interim Reporting, to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is no longer more appropriate than the annual effective tax rate method.
The decreases in our effective income tax rate for the three and nine months ended September 30, 2022 when compared to the same periods in 2021 was primarily due to the effect of year-to-date losses relative to our forecasted permanent items, including foreign-derived intangible income deduction not generated in the prior year. Furthermore, the 2022 effective income tax rate was negatively impacted by expenses attributable to stock-based compensation.
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

38	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions, except per share amounts)	2022	2021	Change	2022	2021	Change
GAAP Revenue	$261.3	$231.2	13.0%	$783.3	$679.8	15.2%

GAAP gross profit	$140.4	$123.5	13.6%	$413.4	$360.7	14.6%
GAAP gross margin	53.7%	53.4%		52.8%	53.1%
Non-GAAP adjustments:
Add: Stock-based compensation expense	3.4	4.3	(19.9)%	11.3	14.9	(23.8)%
Add: Amortization of intangibles from business combinations	11.9	8.6	38.6%	36.8	26.6	38.4%
Add: Employee severance	—	—	(335.7)%	0.3	—	1,100.0%
Subtotal(1)	15.3	12.9	18.8%	48.5	41.5	16.8%
Non-GAAP gross profit(1)	$155.7	$136.4	14.1%	$461.9	$402.2	14.8%
Non-GAAP gross margin	59.6%	59.0%		59.0%	59.2%

GAAP (loss) income from operations	$(7.0)	$11.8	(159.2)%	$(12.9)	$31.5	(141.0)%
GAAP operating margin	(2.7)%	5.1%		(1.7)%	4.6%
Non-GAAP adjustments:
Add: Stock-based compensation expense	27.9	28.9	(3.4)%	83.7	89.5	(6.5)%
Add: Amortization of intangibles from business combinations	12.6	9.2	37.2%	39.1	28.3	38.2%
Add: Employee severance	0.2	0.1	241.2%	0.7	1.5	(54.0)%
Add: Acquisition and disposition-related costs(2)	2.5	0.1	4,812.0%	5.7	0.1	6,943.2%
Add: Restructuring and other real estate activities	—	(0.4)	(100.0)%	0.1	(0.4)	(117.2)%
Add: Security Incident-related costs, net of insurance(3)	13.7	0.9	1,504.9%	29.2	1.3	2,109.3%
Add: Impairment of capitalized software development costs	—	—	—%	2.3	—	100.0%
Subtotal(1)	56.9	38.6	47.2%	160.7	120.3	33.6%
Non-GAAP income from operations(1)	$49.8	$50.5	(1.3)%	$147.7	$151.8	(2.7)%
Non-GAAP operating margin	19.1%	21.8%		18.9%	22.3%

GAAP (loss) income before provision for income taxes	$(11.9)	$8.7	(236.6)%	$(30.1)	$17.7	(270.3)%
GAAP net (loss) income	$(10.3)	$6.2	(266.8)%	$(24.1)	$12.8	(289.3)%
Shares used in computing GAAP diluted (loss) earnings per share	51,692,152	48,274,072	7.1%	51,519,340	48,259,956	6.8%
GAAP diluted (loss) earnings per share	$(0.20)	$0.13	(253.8)%	$(0.47)	$0.26	(280.8)%
Non-GAAP adjustments:
Add: GAAP income tax (benefit) provision	(1.6)	2.5	(162.6)%	(6.0)	4.9	(221.2)%
Add: Total non-GAAP adjustments affecting income from operations	56.9	38.6	47.2%	160.7	120.3	33.6%
Non-GAAP income before provision for income taxes	45.0	47.3	(5.0)%	130.5	138.0	(5.4)%
Assumed non-GAAP income tax provision(4)	9.0	9.5	(5.0)%	26.1	27.6	(5.4)%
Non-GAAP net income(1)	$36.0	$37.9	(5.0)%	$104.4	$110.4	(5.4)%

Shares used in computing non-GAAP diluted earnings per share	52,362,781	48,274,072	8.5%	51,985,207	48,259,956	7.7%
Non-GAAP diluted earnings per share	$0.69	$0.78	(11.5)%	$2.01	$2.29	(12.2)%
(1)The individual amounts for each year may not sum to non-GAAP gross profit, subtotal, non-GAAP income from operations or non-GAAP net income due to rounding.
(2)Includes a $2.0 million noncash impairment of intangible assets held for sale during the three and nine months ended September 30, 2022.
(3)Includes Security Incident-related costs incurred during the three and nine months ended September 30, 2022 of $13.7 million and $31.1 million, respectively, net of insurance recoveries during the same periods of $— million and $1.9 million, respectively, and during the three and nine months ended September 30, 2021 of $11.4 million and $35.9 million, respectively, net of insurance recoveries during the same periods of $10.6 million and $34.6 million, respectively. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims and accruals for certain loss contingencies. Not included in this adjustment were costs associated with enhancements to our cybersecurity program. For full year 2022, we currently expect net pre-tax expense of approximately $30 million to $35 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees are expensed as incurred. For full year 2022, we currently expect net cash outlays of approximately $15 million to $25 million for ongoing legal fees related to the Security Incident. There are some Security Incident-related matters for which we have not recorded a liability for a loss contingency as of September 30, 2022 because we are unable at this time to reasonably estimate the possible loss or range of loss.
(4)We apply a non-GAAP effective tax rate of 20.0% when calculating non-GAAP net income and non-GAAP diluted earnings per share.

Third Quarter 2022 Form 10-Q	39

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

(dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
GAAP revenue	$261.3	$231.2	$783.3	$679.8
GAAP revenue growth	13.0%		15.2%
Add: Non-GAAP acquisition-related revenue(1)	—	26.0	—	77.1
Less: Non-GAAP revenue from divested businesses(2)	—	(0.4)	—	(0.4)
Total Non-GAAP adjustments	—	25.6	—	76.7
Non-GAAP organic revenue(3)	$261.3	$256.9	$783.3	$756.6
Non-GAAP organic revenue growth	1.7%		3.5%

Non-GAAP organic revenue(3)	$261.3	$256.9	$783.3	$756.6
Foreign currency impact on Non-GAAP organic revenue(4)	4.9	—	8.7	—
Non-GAAP organic revenue on constant currency basis(4)	$266.2	$256.9	$792.1	$756.6
Non-GAAP organic revenue growth on constant currency basis	3.6%		4.7%

GAAP recurring revenue	$249.4	$218.5	$746.6	$642.3
GAAP recurring revenue growth	14.1%		16.2%
Add: Non-GAAP acquisition-related revenue(1)	—	22.8	—	68.8
Less: Non-GAAP recurring revenue from divested businesses(2)	—	(0.3)	—	(0.3)
Total Non-GAAP adjustments	—	22.5	—	68.4
Non-GAAP organic recurring revenue(3)	$249.4	$241.0	$746.6	$710.7
Non-GAAP organic recurring revenue growth	3.5%		5.0%

Non-GAAP organic recurring revenue(3)	$249.4	$241.0	$746.6	$710.7
Foreign currency impact on non-GAAP organic recurring revenue(4)	4.4	—	7.8	—
Non-GAAP organic recurring revenue on constant currency basis(4)	$253.8	$241.0	$754.4	$710.7
Non-GAAP organic recurring revenue growth on constant currency basis	5.3%		6.1%
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
(2)Non-GAAP revenue from divested businesses excludes revenue associated with divested businesses. The exclusion of the prior period revenue is to present the results of the divested business with the results of the combined company for the same period of time in both the prior and current periods.
(3)Non-GAAP organic revenue and non-GAAP organic recurring revenue for the prior year periods presented herein may not agree to non-GAAP organic revenue and non-GAAP organic recurring revenue presented in the respective prior period quarterly financial information solely due to the manner in which non-GAAP organic revenue growth and non-GAAP organic recurring revenue growth are calculated.
(4)To determine non-GAAP organic revenue growth and non-GAAP organic recurring revenue growth on a constant currency basis, revenues from entities reporting in foreign currencies were translated to U.S. Dollars using the comparable prior period's quarterly weighted average foreign currency exchange rates. The primary foreign currencies creating the impact are the Australian Dollar, British Pound, Canadian Dollar and EURO.

40	Third Quarter 2022 Form 10-Q

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

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2022	2021	Change	2022	2021	Change
GAAP net (loss) income	$(10.3)	$6.2	(266.8)%	$(24.1)	$12.8	(289.3)%
Non-GAAP adjustments:
Add: Interest, net	8.7	3.9	121.0%	25.0	13.9	80.4%
Add: GAAP income tax (benefit) provision	(1.6)	2.5	(162.6)%	(6.0)	4.9	(221.2)%
Add: Depreciation	3.5	3.1	12.2%	10.6	9.5	12.2%
Add: Amortization of intangibles from business combinations	12.6	9.2	37.2%	39.1	28.3	38.2%
Add: Amortization of software and content development costs(1)	9.8	8.0	22.7%	28.5	24.1	18.5%
Subtotal(2)	33.0	26.7	23.4%	97.3	80.6	20.6%
Non-GAAP EBITDA(2)	$22.6	$32.9	(31.2)%	$73.1	$93.4	(21.7)%
Non-GAAP EBITDA margin	8.7%			9.3%

Non-GAAP adjustments:
Add: Stock-based compensation expense	27.9	28.9	(3.4)%	83.7	89.5	(6.5)%
Add: Employee severance	0.2	0.1	241.2%	0.7	1.5	(54.0)%
Add: Acquisition and disposition-related costs(3)	2.5	0.1	4,812.0%	5.7	0.1	6,943.2%
Add: Restructuring and other real estate activities	—	(0.4)	(100.0)%	0.1	(0.4)	(117.2)%
Add: Security Incident-related costs, net of insurance(3)	13.7	0.9	1,504.9%	29.2	1.3	2,109.3%
Add: Impairment of capitalized software development costs	—	—	—%	2.3	—	100.0%
Subtotal(2)	44.3	29.5	50.3%	121.6	92.0	32.2%
Non-GAAP Adjusted EBITDA(2)	$66.9	$62.4	7.3%	$194.7	$185.4	5.0%
Non-GAAP Adjusted EBITDA margin	25.6%			24.9%

Rule of 40(4)	27.3%			28.4%

Non-GAAP adjusted EBITDA	66.9	62.4	7.3%	194.7	185.4	5.0%
Foreign currency impact on Non-GAAP adjusted EBITDA(5)	2.8	(1.1)	(357.5)%	5.0	(3.3)	(249.6)%
Non-GAAP adjusted EBITDA on constant currency basis(5)	$69.8	$61.3	13.8%	$199.7	$182.0	9.7%
Non-GAAP adjusted EBITDA margin on constant currency basis	26.2%			25.2%

Rule of 40 on constant currency basis(6)	29.8%			29.9%
(1)Includes amortization expense related to software development costs and amortization expense from capitalized cloud computing implementation costs.
(2)The individual amounts for each year may not sum to subtotal, non-GAAP EBITDA, non-GAAP adjusted EBITDA or non-GAAP adjusted EBITDA on a constant currency basis due to rounding.
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
(6)Measured by non-GAAP organic revenue growth on constant currency basis plus non-GAAP adjusted EBITDA margin on constant currency basis. See Non-GAAP organic revenue growth table above.

Third Quarter 2022 Form 10-Q	41

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

	Nine months ended September 30,
(dollars in millions)	2022	2021	Change
GAAP net cash provided by operating activities	$189.8	$169.8	11.8%
Less: purchase of property and equipment	(10.5)	(8.3)	26.2%
Less: capitalized software and content development costs	(42.8)	(29.7)	44.2%
Non-GAAP free cash flow(1)	$136.5	$131.8	3.6%
Add: Security Incident-related cash flows, net of insurance	9.5	4.5	109.6%
Non-GAAP adjusted free cash flow(1)	$146.1	$136.3	7.1%
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
Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract renewals including renewals associated with customers of acquired companies, delivery of professional services and occurrence of customer events, as well as merit-based salary increases, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of certain annual vendor contracts, our cash flow from operations has been lowest in our first quarter. Due to the timing of customer contract renewals and student enrollments, many of which take place at or near the beginning of our third quarter, our cash flow from operations has generally been lower in our second quarter as compared to our third and fourth quarters. Partially, offsetting these favorable drivers of cash flow from operations in our third and fourth quarters are base salary merit increases, which occur in July. In addition, deferred revenues can vary on a seasonal basis due to the timing of customer contract renewals and student enrollments or significant acquisitions. Our cash flow from financing is negatively impacted in our first quarter when most of our equity awards vest, as we pay taxes on behalf of our employees related to the settlement or exercise of equity awards.
These patterns may change as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, large dollar customer bookings and contract renewals, or as a result of acquisitions, new market opportunities, new solution introductions, the COVID-19 pandemic or other factors.

42	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	September 30, 2022	December 31, 2021	Change
Cash and cash equivalents	$31.4	$55.1	(43.0)%
Property and equipment, net	109.5	111.4	(1.8)%
Software and content development costs, net	135.6	121.4	11.7%
Total carrying value of debt	854.1	956.2	(10.7)%
Working capital	(323.5)	(258.7)	(25.1)%
The following table presents selected financial information about our cash flows:

	Nine months ended September 30,
(dollars in millions)	2022	2021	Change
Net cash provided by operating activities	$189.8	$169.8	11.8%
Net cash used in investing activities	(67.8)	(38.0)	78.4%
Net cash used in financing activities	(384.2)	(533.1)	(27.9)%
Our principal sources of liquidity are our operating cash flow, funds available under the 2020 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription and maintenance arrangements, market acceptance of our solutions and services, the volume and size of transactions for which we process payments and our customers' ability to pay. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and meet our debt obligations. We also believe that we will be able to continue to meet our long-term cash requirements due to our anticipated cash flow from operations, solid financial position and ability to access capital from financial markets. To the extent we undertake future material acquisitions or, investments or unanticipated capital or operating expenditures, including in connection with the Security Incident, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure, including through potential debt or equity issuances.
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
At September 30, 2022, our total cash and cash equivalents balance included approximately $15.9 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating Cash Flow
Our cash flows from operations are derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, deferred taxes, amortization of deferred financing costs and debt discount and adjustments to our provision for credit losses and sales returns; and (ii) changes in our working capital.

Third Quarter 2022 Form 10-Q	43

Blackbaud, Inc.
(Unaudited)
Working capital changes are composed of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities, and deferred revenue.
Net cash provided by operating activities increased by $20.0 million during the nine months ended September 30, 2022, when compared to the same period in 2021, primarily due to a $45.5 million decrease in net income adjusted for non-cash expenses and a $65.5 million increase in cash flow from operations associated with working capital.
The increase in cash flow from operations associated with working capital during the nine months ended September 30, 2022, when compared to the same period in 2021, was primarily due to:
•a seasonal increase in the collection of customer contract renewal billings and an increase in the collection of customer account balances from an aging improvement initiative;
•a decrease in probable insurance recoveries related to the Security Incident as we have received payment for all of the related insurance claims;
•an increase in taxes payable; and
•fluctuations in the timing of vendor payments.
Workforce reduction
We have taken steps to better align our workforce with our strategic priorities to drive efficiencies and minimize any potential impacts from the current uncertain macroeconomic environment. This recently included further elimination of open positions as well as the decision to reduce our workforce. As a result of the workforce targeted reduction, we expect to incur between $6 million and $8 million in pre-tax employee severance costs primarily during the fourth quarter of 2022. We expect this workforce reduction and other cost actions will reduce our planned future pre-tax cost run rate by approximately $40 million to $50 million beginning in 2023, partially offset by continued investments in cybersecurity and innovation.
Security Incident update
As discussed in Note 10 to our unaudited, condensed consolidated financial statements included in this report, total costs related to the Security Incident that we expect will be recoverable has exceeded the limit of our insurance coverage. Accordingly, we expect that the Security Incident will continue to negatively impact our GAAP profitability and GAAP cash flow for the foreseeable future (see discussion regarding our non-GAAP financial measures beginning on page 38). For full year 2022, we currently expect net pre-tax expense of approximately $30 million to $35 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees are expensed as incurred. For full year 2022, we currently expect net cash outlays of approximately $15 million to $25 million for ongoing legal fees related to the Security Incident. As of September 30, 2022, we have recorded approximately $5.0 million in aggregate liabilities for a loss contingencies related to the Security Incident that we believe we can reasonably estimate. Certain of these recorded charges reflect the low end of a range of estimated losses based on our determination that no estimate within that range was better than any other amount. It is reasonably possible that actual losses in the future for those matters will be in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss. There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of September 30, 2022 because we are unable at this time to reasonably estimate the possible loss or range of loss.
Investing Cash Flow
Net cash used in investing activities of $67.8 million increased by $29.8 million during the nine months ended September 30, 2022, when compared to the same period in 2021.
During the nine months ended September 30, 2022, we used $20.9 million of net cash for our acquisitions of EVERFI and Kilter, comprised primarily of (i) $17.4 million that had not been paid by EVERFI to its former option holders as of December 31, 2021, solely due to the timing of the acquisition on the last day of 2021; (ii) $2.9 million that was paid to acquire Kilter; and (iii) $2.6 million that was paid to a number of EVERFI's selling shareholders after determining they would be paid in cash, rather than shares of our common stock.

44	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)
We used $42.8 million for software development costs, which was up $13.1 million from cash spent during the same period in 2021, primarily due to the inclusion of EVERFI's software and content development activities. We also spent $10.5 million of cash for purchases of property and equipment during the nine months ended September 30, 2022, which was an increase of $2.2 million when compared to the same period in 2021.
Financing Cash Flow
During the nine months ended September 30, 2022, we had a net decrease in borrowings of $102.5 million.
We paid $36.1 million to satisfy tax obligations of employees upon settlement of equity awards during the nine months ended September 30, 2022 compared to $39.0 million during the same period in 2021. The amount of taxes paid by us on behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter.
During the nine months ended September 30, 2022, cash flow from financing activities associated with changes in restricted cash due to customers decreased $243.1 million, compared to a decrease of $387.0 million during the same period in 2021. This line in the statement of cash flows represents the change in the amount of restricted cash held and payable by us to customers from one period to the next.
Stock repurchase program
In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date. Under the stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. During the three and nine months ended September 30, 2022, we did not purchase any shares. The remaining amount available to purchase stock under the stock repurchase program was $250.0 million as of September 30, 2022.
2020 Credit Facility
Historically, we have drawn on our credit facility from time to time to help us meet financial needs, primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At September 30, 2022, our available borrowing capacity under the 2020 Credit Facility was $326.9 million. The 2020 Credit Facility matures in October 2025.
At September 30, 2022, the carrying amount of our debt under the 2020 Credit Facility was $795.5 million. Our average daily borrowings during the three and nine months ended September 30, 2022 were $834.7 million and $886.8 million, respectively.
The following is a summary of the financial covenants under the 2020 Credit Facility:

Financial covenant	Requirement	Ratio as of September 30, 2022
Net leverage ratio(1)	≤ 4.25 to 1.00	3.10 to 1.00
Interest coverage ratio	≥ 2.50 to 1.00	9.42 to 1.00
(1)Under the terms of the 2020 Credit Facility, the Net Leverage Ratio requirement may be increased by up to 0.50 provided we satisfy certain requirements, including a permitted business acquisition, and provided that the maximum Net Leverage Ratio shall not exceed 4.25 to 1.00.
Under the 2020 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2020 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2020 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At September 30, 2022, we were in compliance with our debt covenants under the 2020 Credit Facility. See Note 8 to our unaudited, condensed consolidated financial statements included in this report for additional information regarding the 2020 Credit Facility.

Third Quarter 2022 Form 10-Q	45

Blackbaud, Inc.
(Unaudited)
Commitments and Contingencies

	Payments due by period
(in millions)	Less than 1 year	More than 1 year	Total(1)
Recorded contractual obligations:
Debt	$18.2	$839.3	$857.5
Operating leases	10.4	55.4	65.9
Contingent consideration	—	2.7	2.7
Unrecorded contractual obligations:
Purchase obligations	55.1	180.9	236.0
Interest payments on debt	33.2	102.6	135.9
Total contractual obligations(1)	$116.9	$1,181.0	$1,297.9
(1)The individual amounts may not sum to the total due to rounding.
Debt
As of September 30, 2022, we had total remaining principal payments of $857.5 million. These payments represent principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2020 Credit Facility, our real estate loans and our other debt at September 30, 2022 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2020 Revolving Facility for the purposes of determining minimum commitment amounts. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information.
Interest payments on debt
In addition to principal payments, as of September 30, 2022, we expect to pay interest expense over the life of our debt obligations of approximately $135.9 million. These payments represent our estimated future interest payments on debt using our debt balances and the related weighted average effective interest rates as of September 30, 2022, which includes the effect of interest rate swap agreements. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions on our remaining principal payments described above.
Operating leases
As of September 30, 2022, we had remaining operating lease payments of $65.9 million. These payments have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements or the amount representing imputed interest of $11.3 million. Our operating leases are generally for corporate offices, subleased offices and certain equipment and furniture. Given our remote-first workforce strategy and real estate footprint optimization efforts, as discussed above, we do not anticipate entering any new, material operating leases for offices for the foreseeable future. See Note 10 to our unaudited, condensed consolidated financial statements in this report for more information.
Purchase obligations
As of September 30, 2022, we had remaining purchase obligations of $236.0 million. These purchase obligations are for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. Our purchase obligations are not recorded as liabilities on our consolidated balance sheets as of September 30, 2022, as we had not received the related services. See Note 10 to our unaudited, condensed consolidated financial statements in this report for more information.
The total liability for uncertain tax positions as of September 30, 2022 and December 31, 2021, was $4.1 million and $3.7 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of September 30, 2022 and December 31, 2021.

46	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Contingent consideration
In connection with our acquisition of Kilter, we are obligated to pay contingent consideration upon the achievement of certain milestones. For information regarding our contingent consideration obligations, see Note 3 to our unaudited, condensed consolidated financial statements in this report.

Foreign Currency Exchange Rates
Approximately 16% of our total revenue for the nine months ended September 30, 2022 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive income (loss) as a component of stockholders’ equity, was a loss of $22.8 million as of September 30, 2022 and income of $1.3 million as of December 31, 2021. We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds into U.S. dollars.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the nine months ended September 30, 2022, foreign translation resulted in decreases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. However, we currently expect that fluctuations in foreign currency exchange rates will have a significant negative impact on our total revenue for the full year 2022. For the nine months ended September 30, 2022, the fluctuation in foreign currency exchange rates reduced our total revenue and our income from operations by $8.7 million and $2.2 million, respectively. We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian dollar against changes in the exchange rate with the U.S. dollar. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2022 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recently Issued Accounting Pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 to our unaudited, condensed consolidated financial statements in this report.

Third Quarter 2022 Form 10-Q	47

Blackbaud, Inc.
(Unaudited)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Our interest rate exposure includes SOFR rates. The Financial Conduct Authority in the U.K. has stated that it plans to phase out all tenors of LIBOR by June 2023. Our financial contracts that were indexed to LIBOR were modified to reference SOFR during the three months ended September 30, 2022. These modifications did not have a significant financial impact. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of September 30, 2022, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2021 and September 30, 2022.

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

Changes in Internal Control Over Financial Reporting
Although we do not believe it materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, our evaluation of the effectiveness of internal control over financial reporting as of September 30, 2022 excluded EVERFI as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). The acquisition of EVERFI was completed on December 31, 2021. As of and for the quarter ended September 30, 2022, EVERFI's assets represented approximately 4% of our consolidated total assets and its revenue represented approximately 10% of our consolidated total revenue. We are working to integrate EVERFI into our overall internal control over financial reporting processes.
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended September 30, 2022 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

48	Third Quarter 2022 Form 10-Q

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
As previously disclosed, on July 16, 2020, we contacted certain customers to inform them about the Security Incident, including that in May 2020 we discovered and stopped a ransomware attack. Prior to our successfully preventing the cybercriminal from blocking our system access and fully encrypting files, and ultimately expelling them from our system with no significant disruption to our operations, the cybercriminal removed a copy of a subset of data from our self-hosted environment. Based on the nature of the incident, our research and third party (including law enforcement) investigation we believe that no data went beyond the cybercriminal, was or will be misused, or will be disseminated or otherwise made available publicly. However, our investigation into the Security Incident remains ongoing and may provide additional information.
To date, we have received approximately 260 Customer Reimbursement Requests and approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident (none of which have as yet been filed in court). In June 2022, we also received notice of a proposed claim on behalf of a number of U.K. data subjects, which we are reviewing. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us, and one insurance company has filed a subrogation claim in court. Customer and insurer subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. In addition, presently, we are a defendant in 19 putative consumer class action cases [17 in U.S. federal courts (which have been consolidated under multi district litigation to a single federal court) and 2 in Canadian courts] alleging harm from the Security Incident. The plaintiffs in these cases, who generally purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. To date, we also have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 49 state Attorneys General and the District of Columbia and a separate Civil Investigative Demand from the office of the California Attorney General relating to the Security Incident. In addition, we are subject to pending governmental actions or investigations by the U.S. Federal Trade Commission, the U.S. Department of Health and Human Services, the SEC, the Office of the Australian Information Commissioner and the Office of the Privacy Commissioner of Canada. (See Note 10 to our unaudited, condensed consolidated financial statements included in this report for a more detailed description of the Security Incident and related matters.)

Third Quarter 2022 Form 10-Q	49

Blackbaud, Inc.
We may be named as a party in additional lawsuits, other claims may be asserted by or on behalf of our customers or their constituents, and we may be subject to additional governmental inquires, requests or investigations. Responding to and resolving these current and any future lawsuits, claims and/or investigations could result in material remedial and other expenses that will not be covered by insurance. For example, we have recorded approximately $5.0 million in aggregate liabilities for loss contingencies related to the Security Incident that we believe we can reasonably estimate as of September 30, 2022. Governmental authorities are likely to seek to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Although we intend to defend ourselves vigorously against the claims asserted against us, we cannot predict the potential outcomes, cost and expenses associated with current and any future claims, lawsuits, inquiries and investigations.
In addition, any legislative or regulatory changes adopted in reaction to the Security Incident or other companies’ data breaches could require us to make modifications to the operation of our business that could have an adverse effect and/or increase or accelerate our compliance costs.
Significant management time and Company resources have been, and are expected to continue to be, devoted to the Security Incident. For example, we currently expect net cash outlays of approximately $15 million to $25 million for ongoing legal fees related to the Security Incident for full year 2022. For full year 2022, we currently expect net pre-tax expense of approximately $30 million to $35 million for ongoing legal fees related to the Security Incident. Although we carry insurance against certain losses related to the Security Incident, we have exceeded the limit of that insurance coverage. As a result, we will be responsible for all expenses or other losses (including penalties, fines or other judgments) or all types of claims that may arise in connection with the Security Incident, which could materially and adversely affect our liquidity and results of operations. (See Note 10 to our unaudited, condensed consolidated financial statements included in this report.) If any such fines or penalties were great enough that we could not pay them through funds generated from operating activities and/or cause a default under the 2020 Credit Facility, we may be forced to renegotiate or obtain a waiver under the 2020 Credit Facility and/or seek additional debt or equity financing. Such renegotiation or financing may not be available on acceptable terms, or at all. In these circumstances, if we were unable to obtain sufficient financing, we may not be able to meet our obligations as they come due.
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

Legal and Compliance Risks
Anti-takeover provisions in our charter documents, our Stockholder Rights Agreement (as described below, the "Rights Agreement") and Delaware law may delay or prevent an acquisition of our Company.
Provisions of Delaware law, our certificate of incorporation and bylaws and our Rights Agreement may have the effect of delaying or preventing a change in control of our company or deterring tender offers for our common stock that other stockholders may consider in their best interests. Our certificate of incorporation authorizes “blank check” preferred stock, which could be issued by the board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult and more expensive for a person or group to acquire control of us, and could effectively be used as an anti-takeover device. Currently there are no shares of our preferred stock issued or outstanding. Our bylaws provide for an advance notice procedure for stockholders to nominate director candidates for election or to bring business before an annual meeting of stockholders, including proposed nominations of persons for election to our board of directors, and limit the persons who may call special meetings of stockholders.

50	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.
On October 7, 2022, we declared a dividend of one preferred share purchase right (a “Right”) for each of our issued and outstanding shares of common stock. Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Stock”) at a price of $313.00, subject to certain adjustments (as adjusted from time to time, the “Exercise Price”). Under the Rights Agreement, the Rights will become exercisable if an entity, person or group acquires beneficial ownership of 20% or more of our outstanding common stock in a transaction not approved by our Board of Directors. In the event that the Rights become exercisable due to the ownership threshold being crossed, each Right will entitle its holder (other than the person, entity or group triggering the Rights Plan, whose rights will become void and will not be exercisable) to purchase additional shares of common stock having a then-current market value of twice the Exercise Price. Subject to the terms of the Rights Agreement, the Rights will expire on October 2, 2023. Additional information regarding the Rights Agreement is contained in a Form 8-K filed with the SEC on October 11, 2022.
The anti-takeover provisions of Delaware law and provisions in our organizational documents and the Rights Agreement may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended September 30, 2022 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, July 1, 2022				$250,000
July 1, 2022 through July 31, 2022	—	$—	—	250,000
August 1, 2022 through August 31, 2022	8,218	55.40	—	250,000
September 1, 2022 through September 30, 2022	42	45.75	—	250,000
Total	8,260	$55.36	—	$250,000
(1)Includes 8,260 shares (8,218 in August and 42 in September) withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program to authorize us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date.

Third Quarter 2022 Form 10-Q	51

Blackbaud, Inc.
ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Blackbaud, Inc.		8-K	3.1	10/11/2022
3.2	Amended and Restated Bylaws of Blackbaud, Inc. dated August 24, 2022.		8-K	3.1	8/25/2022
4.1	Stockholder Rights Agreement, dated as of October 7, 2022, between Blackbaud, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent.		8-K	4.1	10/11/2022
10.1	Amended and Restated Employment and Noncompetition Agreement dated September 20, 2022 between Blackbaud, Inc. and Michael P. Gianoni.		8-K	10.1	9/21/2022
10.2	LIBOR Transition Amendment, dated as of August 26, 2022, between Blackbaud, Inc. and Bank of America, N.A.	X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

52	Third Quarter 2022 Form 10-Q

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	November 3, 2022	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2022	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Third Quarter 2022 Form 10-Q	53