Form 10-K
period 2022-12-31
BLACKBAUD INC
filed 2023-02-24
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2022 (based on the closing sale price of $58.07 on that date) was approximately $2,497,064,121. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of February 17, 2023 was 53,215,892.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders currently scheduled to be held June 14, 2023 are incorporated by reference into Part III hereof. Such definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2022.

2022 Form 10-K	1

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

2	2022 Form 10-K

Blackbaud, Inc.

PART I.
ITEM 1. BUSINESS

Description of Business
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, higher education institutions, K–12 schools, healthcare organizations, faith communities, arts and cultural organizations, foundations, companies and individual change agents—we connect and empower organizations and individuals to increase their impact through cloud software, services, data intelligence and expertise. Blackbaud brings over four decades of leadership to this sector: since originally incorporating in New York in 1982 and later reincorporating as a South Carolina corporation in 1991 and as a Delaware corporation in 2004, our tailored portfolio of software and services has grown to support the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility (CSR) and environmental, social and governance (ESG), school management, ticketing, grantmaking, financial management, payment processing and analytics. Our solutions are designed to meet the needs of virtually all types of organizations in the social impact community, from major global institutions to small charities to individuals. During 2022, we had more than 40,000 customers with contractual billing arrangements and nearly 100,000 customers that paid Blackbaud through transactional fees. Through our customers and our solutions, Blackbaud supports millions of users and we connect millions of supporters to over 150,000 organizations and causes in over 100 countries. We are deeply proud to play a part in our customers’ success in their missions to provide healthcare and cure diseases, advance education, preserve and share arts and culture, protect the environment, support those in need and much more.

Market Overview
The social impact market is significant, spanning far beyond philanthropy, and our addressable market is substantial and growing
There are millions of organizations globally focused on social impact including nonprofits, foundations, companies involved in corporate social responsibility and ESG, education institutions and healthcare organizations. Billions of individuals also engage by donating funds, volunteering their time, advocating for a cause, receiving services from or otherwise engaging with social impact organizations.
Traditional methods of fundraising and organizational management are often costly and inefficient
Many social impact organizations use manual methods or software applications not specifically designed for fundraising and organizational management for institutions like theirs. Such methods are often costly and inefficient because of the difficulties in effectively collecting, sharing and using donation-related information. Furthermore, general purpose software applications frequently have limited functionality for the unique needs of our customer base and do not efficiently integrate multiple databases. Some social impact organizations have developed proprietary software, but doing so is expensive, requiring on-site technical personnel for development, implementation and maintenance.
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
•Comply with complex accounting, tax and reporting requirements that differ from those for for-profit businesses;
•Solicit cash and in-kind contributions from businesses to help raise money or deliver products and services;
•Provide a wide array of programs and services to individual constituents and beneficiaries; and

2022 Form 10-K	3

Blackbaud, Inc.
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
Companies, grantmaking institutions and foundations also face unique challenges
Companies, grantmaking institutions and foundations, face their own unique challenges in their social impact efforts, including the need to:
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

Strategy
Our objective is to maintain and extend our position as the leading provider of cloud software and services for the global social impact community, supporting our customers' missions from securing resources and managing their operations, to delivering their programs and measuring their impact. Our key strategies for achieving this objective are described below.
Execute on our Four-Point Strategy
During 2022, we continued to execute our four-point strategy targeted to drive solution and service innovation, quality enhancement, increased operating efficiency and improved financial performance:
1.Expand Total Addressable Market ("TAM")
In December 2021, we doubled our TAM when we acquired EVERFI, Inc. ("EVERFI"), an industry leader in global social impact technology. Adding EVERFI advances our position as a leader in the rapidly evolving ESG and CSR spaces and offers cross-selling and upselling opportunities through complementary product offerings with YourCause® solutions. Our TAM now stands at over $20 billion, and we remain active in the evaluation of opportunities to further expand our addressable market through acquisitions and internal product development.
2.Lead with World Class Teams and Operations
This strategy expands upon our previous strategies to drive sales effectiveness and improve operating efficiency to include improving overall company performance as measured by the Rule of 40 (see discussion of Non-GAAP Financial Measures below). During 2022, we announced a series of strategic organizational updates to streamline our business operations and become even more customer centric. We created three new roles: Chief Operating Officer, Chief Commercial Officer and Executive Vice President of Corporations. We believe these new roles will: ensure consistency in our approach to the customer experience; further streamline and simplify our go-to-market efforts to maximize our outcomes as a global company; and further align our YourCause and EVERFI offerings and continue our investment in being the partner of choice for corporations focused on social responsibility and impact. Additionally, we took steps to better align our workforce with our strategic priorities, including further elimination of open positions as well as the difficult decision to reduce our workforce (see additional discussion regarding our workforce reduction below). We also appointed three new members to our board of directors, providing not only new business perspectives but also adding important skills in cybersecurity, enterprise software, digital transformation and global operations.

4	2022 Form 10-K

Blackbaud, Inc.
3.Delight Customers with Innovative Cloud Solutions
During our annual user conference, bbcon, we shared how our purpose-built solutions bring together the capabilities essential to our customers in managing their data, making their teams more productive, motivating their audiences to act, and ultimately driving outcomes. During the third quarter, we acquired Kilter, an intuitive, gamified, activity-based engagement app. We will initially pair Kilter with our Blackbaud TeamRaiser solution to serve nonprofits by expanding the ways they can engage with their supporters to prepare for their existing fundraising walks, runs and rides, and to create new types of engagement opportunities that are not tied to a specific date or place. Kilter will also provide a unique solution with YourCause CSRConnect platform for companies as employers take a more active role in supporting their employees’ health and wellness pursuits across their remote and distributed workforces.
4.Focus on Employees, Culture and ESG Initiatives
During 2022, we announced that we achieved carbon neutrality for 2021. This is a goal we have been striving towards and our shift to a remote-first workforce enabled us to accelerate our timeline. Since 2019, Blackbaud has reduced its global real estate footprint by 50%, energy emissions to run office space by 63% and employee commute emissions by 75%. With a multi-pronged climate strategy, Blackbaud is focused on reducing emissions, using energy efficiently and investing in environmental projects for a more sustainable future. We shared more about our ESG strategy on our Corporate Social Responsibility website during the second quarter. Our mission driven culture has been in our DNA since inception and is very attractive in a competitive labor market. We continue to foster a diverse and inclusive environment focused on employee engagement and connectedness with our remote-first workforce strategy. We have a significant role to play in driving advances in the social impact space, and we are proud of the strong corporate culture we have built and continue to cultivate in today's environment.
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
Attract and Retain Top Talent and Actively Engage Employee Base
Our employees are energized by our opportunity to fuel social impact. Collaboration, innovation, authentic passion for the customers we serve and high standards are core to our culture and help to enable the great work we do. We strive to hire, develop and retain the best employees and provide a supportive and inclusive environment where their talents and potential are realized. In 2021, we formally went Remote First as a company which signals Blackbaud's goal to attract talent globally. For additional information, see “Human Capital Resources” below.
Drive Strength in Our Sector as an Industry Thought Leader
In our over 40 years of operation, we have gained significant insight into the overall market and industry segments in which we operate. We produce a wide range of thought leadership resources, including blogs, monthly indices and white papers, which provide insights and guidance to the social impact community. We also participate in and convene a number of industry forums, where we exchange views and engage with industry and government leaders. Our annual user conference, bbcon®, serves in part as a forum to offer thought leadership to our customers, as do other market-specific user conferences, events and customer gatherings. The Blackbaud Institute for Philanthropic Impact (the "Blackbaud Institute") brings together leading experts in philanthropy to develop and share leading-edge research and insight that accelerates the impact of the social impact community. The research and reports the Blackbaud Institute produces serve to strengthen the social impact community as a whole. ENGAGE, our blog and podcast, provides free best practices resources that drive impact across the social impact community, as well.

2022 Form 10-K	5

Blackbaud, Inc.
In 2020, we announced Blackbaud Social Good Startup Program, a year-long accelerator designed to support innovative startups with the potential to drive social impact. In alignment with our commitment to diversity in the tech community, we emphasize supporting founders from underrepresented backgrounds.

Solutions and Services
We build the essential software that frees customers to focus on what matters most: delivering impact. With powerful data intelligence and expertise inside, and an ever-growing network of partners and developers outside, our software is the foundational infrastructure that expands what's possible for anyone dedicated to purpose-driven work.
Our solutions can be combined with a range of payment processing, analytic and business intelligence services, consulting, training and professional services, as well as maintenance and technical support. The Blackbaud portfolio is delivered primarily through cloud solutions tailored to the unique needs of vertical markets, offering fundraising and relationship management, marketing and engagement, financial management, grant and award management, education management, ticketing, social responsibility, payment services and analytics.
Our specific solutions and services include:
Fundraising and Engagement
Blackbaud Raiser's Edge NXT® is our flagship fundraising and relationship management solution. Raiser's Edge NXT is the first and only cloud fundraising and relationship management solution that is all-inclusive, fully integrated with data health, analytics, email marketing, donation forms, event management, payment processing and process automation to create tailored, user-specific experiences. Built on our Blackbaud SKY Platform, Raiser's Edge NXT is, we believe, the most advanced technology available to nonprofits seeking to operate more efficiently and raise more support for their missions. Raiser’s Edge NXT includes access to Blackbaud Online Express™, a simple, efficient, cloud-based fundraising and marketing tool designed for smaller nonprofit organizations.
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
Blackbaud TeamRaiser® is the industry’s most comprehensive cloud solution designed specifically for peer-to-peer event fundraising. Powering thousands of events each year, TeamRaiser allows nonprofits’ supporters to create personal or team fundraising web pages and send email donation appeals in support of events such as walks, runs and rides.
JustGiving® from Blackbaud® is one of the world's leading social platforms for giving. JustGiving provides world-class technology and innovative tools to connect people with the causes they care about. By making giving more simple, social and rewarding, this platform helps all causes, charities and people in need to reach more people and raise more money.

6	2022 Form 10-K

Blackbaud, Inc.
Blackbaud Fundraiser Performance Management™ is a multi-pronged solution that combines easy to use data-driven software for fundraisers and managers, predictive modeling insights, and high-touch strategic consulting. Built for higher education institutions, healthcare and large nonprofit organizations, the SaaS tools increase transparency into fundraising performance, and direct fundraiser and talent manager action. Both fundraisers and leaders benefit from the tailored consulting to address weaknesses and enhance strengths to comprehensively improve the fundraising team performance.
Blackbaud Guided Fundraising™ and Blackbaud Volunteer Network Fundraising™ can work together with Fundraiser Performance Management or independently to help higher education institutions meet their advancement targets and development campaign goals. Blackbaud Guided Fundraising is used by institutions seeking to manage all the details behind the sophisticated, person-to-person solicitation strategies that drive fundraising results. Blackbaud Volunteer Network Fundraising helps institutions manage volunteer fundraising campaigns with tools for project management, communication and reporting.
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
Financial Management
Blackbaud Financial Edge NXT® is the first-of-its-kind cloud accounting solution for nonprofits that is intuitive, fully integrated, and built the way nonprofits need it on our modern Blackbaud SKY Platform. Blackbaud Financial Edge NXT is advanced technology with powerful reporting tools to help accounting teams drive transparency, stewardship, and compliance while enabling them to seamlessly manage transactions and eliminate manual processes. It seamlessly integrates with Raiser's Edge NXT to simplify gift entry processing and relates information from both systems in an informative manner to eliminate redundant tasks and manual processes. Financial Edge NXT provides nonprofit organizations with the means to help manage fiscal and fiduciary responsibility, enabling them to be more accountable to their constituents.
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
Grant and Award Management
Blackbaud Grantmaking™ is a modern cloud solution, built on our Blackbaud SKY Platform, that supports the end-to-end grantmaking process from application through review and resolution. Blackbaud Grantmaking provides core functionality to efficiently disperse funds, maintain compliance with due diligence requirements and measure and demonstrate impact. The system has collaborative tools to help strengthen relationships with grantees and other community partners. Coupled with Blackbaud Outcomes™, funders and nonprofits are empowered to collaborate around their intended outcomes and work together to achieve impact. Both the funder and the nonprofit can tell an impact story using ROI-focused results and a common outcomes measurement language.
Blackbaud Award Management™ is a comprehensive, integrated scholarship management platform for higher education and K-12 institutions and foundations, allowing students to apply for all awards using one intuitive and streamlined application process and eliminating many time-consuming administrative tasks. This leads to improved awarding, reporting, compliance, communication and stewardship.

2022 Form 10-K	7

Blackbaud, Inc.
Education Solutions
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
EVERFI is a SaaS software platform building digital education content that addresses the Missing Learning Layer and equips organizations to deliver Impact-as-a-Service™ in their communities, empowering individuals with the tools and skills to drive ecosystems of change and inspire lifelong success. EVERFI offers programs on important societal topics such as financial literacy, health and well-being, social and emotional learning, STEM and digital literacy, among many others. EVERFI also delivers adult-focused content in the HR and compliance training space for companies and institutions. Through the platform and program offerings, EVERFI is able to yield anonymized learner data to reflect the true impact of their educational offerings.
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

8	2022 Form 10-K

Blackbaud, Inc.
Blackbaud’s Intelligence for Good® is our unique, comprehensive approach through which we combine artificial intelligence, analytics, big data, and expertise to deliver high-impact data intelligence. This powerful approach enables social impact organizations to transform data into insights and outcomes.
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
Insights inform strategic decision-making and actions that increase efficiency and drive successful outcomes. Insights are extracted by combining customer data with licensed and proprietary data before leveraging advanced AI capabilities and expertise from Blackbaud’s dedicated team of data scientists. Examples of constituent insights include: predictive modeling that gives numerical scores indicating the likelihood and capacity of a constituent making a gift, wealth screening software that uses publicly available records to build detailed wealth profiles of constituents and persona cluster segmentation that groups constituents based on shared traits with guidance for optimizing messaging to each group.
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
Customer Success
Our Customer Success organization is responsible for ensuring our customers achieve their desired outcomes through Blackbaud solutions, starting at onboarding and continuing through the customer lifecycle. Our Customer Success team develops and fosters relationships within all levels of the customer organization to build more demonstrated value in our solutions and services, while helping customers achieve their desired outcomes. Our customer success resources work to proactively communicate to drive overall satisfaction and retention of our customer's business. They work to collect and analyze actionable information, whether that is through direct customer relationships or through aggregated analytics that drives future one-to-one or one-to-many interactions. Their goal is to partner with customers to ensure that they are fully engaged and have an advocate within Blackbaud who works to meet their needs. Customer success resources bring industry knowledge and expertise to the customer relationship and strive to help our customers achieve positive growth and outcomes.
Customer Support
Customer Support provides assistance to customers using Blackbaud Solutions, helping them understand the capabilities of their subscription, including how to navigate their subscription and answering related questions for core concepts of features and functionality. Benefits, such as priority routing or additional support channels, are continuously enhanced. Customers enrolled in the programs enjoy fast, reliable customer support, receive regular software updates, stay up-to-date with regular communication and can leverage a unified customer portal for quick and easy access to these resources. Customers also are empowered with self-help resources such as Knowledgebase articles, user guides, Blackbaud Community, our on-demand library of enablement sessions and have around-the-clock access to support resources for mission-critical needs.

2022 Form 10-K	9

Blackbaud, Inc.
Professional and Managed Services
Our expert consultants, and those in our partner program, provide implementation, optimization, data conversion and customization services for our software solutions. These services include:
•System implementation;
•Data conversion, business process analysis and application customization;
•Database merging and enrichment, and secure credit card transaction processing;
•Database production activities; and
•Website design services;
•Outcome-based and prescriptive services.
In addition, we, and our delivery partners, apply our industry knowledge and experience, combined with expert knowledge of our solutions, to evaluate an organization's needs and consult on how to improve a business process.
Training
We provide a variety of onsite, instructor-led online and on-demand training services to our customers on our solutions and application of best practices. This includes our highly-rated Blackbaud University curriculum. Blackbaud University provides certifications for our products and industry best practices. These certifications serve as important catalysts for professional growth in the nonprofit industry. Our instructors and designers have deep knowledge in the social impact arena and in the use of our solutions. Instructor-led courses are designed to include hands-on lab exercises, as well as course materials with examples and problems to solve.

Customers
We have updated our methodology for counting customers to better represent our current offerings and our growing population of customers with contractual billing arrangements and customers that pay us through solutions usage or transaction fees, some of which are in lieu of contractual billing arrangements. During 2022, we had more than 40,000 customers with contractual billing arrangements and nearly 100,000 customers that paid us through transactional fees. Through our customers and our solutions, we support millions of users and we connect millions of supporters to nearly 150,000 organizations and causes in over 100 countries. Our largest single customer accounted for approximately 0.9% of our 2022 consolidated revenue.

Sales and Marketing
Most of our solutions and related services are sold through our direct sales force. Our direct sales force is complemented by a team of business development representatives responsible for sales lead generation and qualification. These sales and marketing professionals are primarily located throughout the United States, the U.K., Canada and Australia. As of December 31, 2022, we had approximately 290 direct sales employees.
Our marketing organization, which includes brand, digital, content, product, event and demand generation marketing and corporate communications, develops and launches multi-channel campaigns designed to create brand recognition and market awareness for our solutions and services. Through the Blackbaud Institute, we also give back to the social impact community by developing in-depth research and thought leadership content to help to drive better outcomes for their organizations with data, technology and expertise.
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

10	2022 Form 10-K

Blackbaud, Inc.

Competition
The market for software and related services targeting philanthropic-focused for-profit and nonprofit organizations is competitive and highly fragmented. For certain areas of the market, entry barriers are low, as general tools for small businesses can usually be configured to manage the most basic marketing, contact management, and accounting needs of social impact organizations. In parallel, as software development evolves from a highly-complex tradecraft with nuanced understanding of architectural patterns and discrete languages, to click-to-code and drag-and-drop development with natively cloud-based infrastructure, it becomes easier for competitors to quickly spin up basic applications to solve common problems. However, once basic needs are met, programs unique to social impact organizations like the stewardship of relationships and partnerships critical to major gift fundraising, community and employee education; the cultivation and management of gifts, grants and K12 digital education sponsorship; the multi-level networking required for peer-to-peer activism and employee engagement; and the sensitive data and reporting behind critical programs run by and for healthcare and education institutions ensure the ongoing need for highly specialized tools. These specialized applications have a higher barrier of entry as they require industry insight to accurately articulate the business workflow that generates the requirements for software products. Moreover, because social impact organizations rely heavily on relationships with and among their supporters, integration of systems drives value beyond mere efficiency. Hence, we believe our insight, the full spectrum of our current solutions and our ability to deliver future solutions make us a strong competitor. We expect to continue to see new entrants as focus on social investment solutions increases to satisfy Millennial and Gen Z donors, customers and employees, the barriers of entry continue to decline with natively cloud solutions and social impact organizations more readily require digital transformation of business processes and data-driven decision making.
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
•Vertical-specific solutions are offered by competitors seeking to meet the enterprise-wide needs of a specific sub-segment of the social impact community. Typically, these solutions are offered by vendors who may offer either a point solution or integrated suite of products used by a vertical. We believe we compete successfully against these competitors through a combination of our integrated suite of offerings and nationwide community networks within verticals where we compete, offering solutions with market leading robustness and reporting as well as the scale, reach, and reputation of our organization.
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

2022 Form 10-K	11

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

Technology and Architecture
Our technology strategy consists of several key building blocks including cloud operations, developer tools, data intelligence and core services. We leverage multiple clouds in our architectures (including AWS and Azure) and have both single and multi-tenant solutions. The best-in-class infrastructure enables rapid innovation with high levels of reliability, availability and security, and lets Blackbaud evolve services over time at independent paces as tech trends and tools emerge. Blackbaud also provides a toolset for customers, partners, and developers to extend the Blackbaud SKY ecosystem. SKY API enables developers to augment Blackbaud solutions with industry-standard REST APIs, standards-based authentication protocols, and a best-in-class developer experience. SKY UX allows developers to create applications with the same consistent, cohesive user interface as Blackbaud’s native solutions using an open-source framework that implements Blackbaud design patterns and provides guidelines and tooling for the entire application lifecycle.
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

Human Capital Resources
As of December 31, 2022, we had over 3,200 employees, none of whom are represented by unions or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are strong.
We benefit from an engaged and driven employee base motivated to join the Company by our work to support organizations and individuals driving social impact. Our purpose attracts and retains talented, competitive applicants, with approximately 90% of employees saying the fact that Blackbaud operates in a socially responsible manner is important to them. This differentiator not only builds stronger employee engagement, but also helps us provide a higher level of service to our customers, with almost 70% of employees reporting that they continued to volunteer during the pandemic despite its unique challenges and one in seven serve on a nonprofit board or committee—direct experience that enables them to better serve our customer base.
Blackbaud also attracts and promotes talented employees through effective and targeted recruiting strategies. In 2020, Blackbaud announced the launch of a new workforce strategy, allowing for employees to have the option to work from home or other geographic locations within the country to further support the overall well-being during the COVID-19 pandemic. In 2021, we formally went Remote First as a company which expanded our pool of qualified applicants for roles and internal career progression and signals Blackbaud's goal to attract talent globally.
Employee engagement is a focus at Blackbaud, and we continually work to understand what matters and to make our workplace better to attract, develop, and retain talent. Every manager at Blackbaud is required to take a multi-course

12	2022 Form 10-K

Blackbaud, Inc.
"Engagement Labs" training designed to equip them with the practical skills to ensure their teams are highly engaged. During 2022, all employees participated in a new, expanded Respect at Work training. We assess and measure progress on engagement and growth opportunities at the individual level through quarterly check-ins, which focus on impact and learnings, and a global career framework that guides employee progression on both management and individual contributor career paths; we also assess engagement on the team and company level through regular employee surveying as well as "Ask Anything" sessions with senior leaders and dedicated Q&A sessions in our company-wide All Hands meetings. We enable employees to have opportunities for career development through on-demand and company-led trainings in our internal DevelopU platform. Our compensation framework is designed so that employees are compensated equitably and competitively, including through base salary, variable pay, equity awards and benefits. We also seek to support the whole person, through increased benefits and focus on well-being.
Ultimately, we believe that Blackbaud is an excellent place to work because we are energized by our opportunity to fuel social impact and committed to running our business in a way that amplifies the difference we make in the world: we govern our business ethically, contribute to causes and communities that matter to our employees through corporate philanthropy, we pursue sustainability, and we work every day to ensure our workplace is supportive, inclusive and engaging. We offer an array of philanthropy programs aimed at engaging our employees as agents of good, including matching gifts, competitive grants that honor noteworthy examples of volunteerism, employee-led grant committees, skills-based volunteerism initiatives, as well as science, technology, engineering and mathematics (STEM) focused community programs.
Our commitment to diversity, equity and inclusion supports our efforts to attract, develop and retain a high-performing employee base. In September 2020, we welcomed our first Diversity and Inclusion Officer, as part of our strategy to further accelerate our diversity, inclusion and belonging efforts, while continuing to strengthen relationships with our people and the communities in which we operate. This new leadership focus has amplified and accelerated the significant initiatives already in place at Blackbaud, including: ongoing workshops on creating an inclusive culture; respect in the workplace training for all employees and enhanced training for managers; and affinity groups. We now have 14 employee-led affinity groups, including, but not limited to those that represent veterans, LGBTQ+, women in technology, women in sales, Black employees, those interested in sustainability and those with a disability.
During 2022, Blackbaud achieved carbon neutrality and committed to new, transparent ESG reporting. Blackbaud was recognized by Newsweek as one of America's Most Responsible Companies 2023, by Quartz as one of the Best Companies for Remote Workers and was named to Forbes' list of America's Best Employers 2022.
Additional information related to our human capital strategy can be found in our 2021 Social Responsibility Report, which is available on the Corporate Social Responsibility section of our website. Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

2022 Form 10-K	13

Blackbaud, Inc.

Information About Our Executive Officers
The following table sets forth information concerning our executive officers as of February 15, 2023:

Name	Age	Title
Michael P. Gianoni	62	President and Chief Executive Officer
Anthony W. Boor	60	Executive Vice President and Chief Financial Officer
David J. Benjamin	51	Executive Vice President and Chief Commercial Officer
Kevin P. Gregoire	55	Executive Vice President and Chief Operating Officer
Kevin R. McDearis	55	Executive Vice President and Chief Technology Officer
Kevin W. Mooney	64	Executive Vice President, Strategy and Business Development
Jon W. Olson	59	Senior Vice President and General Counsel
Michael P. Gianoni joined us as President and Chief Executive Officer in January 2014. Prior to joining us, he served as Executive Vice President and Group President, Financial Institutions at Fiserv, Inc., a global technology provider serving the financial services industry, from January 2010 to December 2013. He joined Fiserv as President of its Investment Services division in December 2007. Mr. Gianoni was Executive Vice President and General Manager of CheckFree Investment Services, which provided investment management solutions to financial services organizations, from June 2006 until December 2007 when CheckFree was acquired by Fiserv. From May 1994 to November 2005, he served as Senior Vice President of DST Systems Inc., a global provider of technology-based service solutions. Mr. Gianoni is a member of the Board of Directors of Teradata Corporation, a publicly traded global big data analytics company, and has been Chairman of the Board since February 2020. Mr. Gianoni has served on several nonprofit boards across several segments, including relief organizations, hospitals and higher education. He currently is a board member of the International African American Museum. He holds an AS in electrical engineering from Waterbury State Technical College, a BS with a business concentration from Charter Oak State College, and an MBA and an honorary Doctorate from the University of New Haven.
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
David J. Benjamin has served as our Executive Vice President and Chief Commercial Officer since July 2022. He joined us as Executive Vice President and President, International Markets Group in April 2018. Prior to joining us, Mr. Benjamin was Senior Vice President and General Manager at Box, a cloud content management platform for businesses, from October 2016 to March 2022. Prior to that, he was Vice President of Global Services at British Telecom, a multinational telecommunications holding company, from October 2007 to September 2016. Prior to that, he was at Guardian Media Group, a mass media company owning various media operations company, where he served as Divisional Chief Operating Officer, among other leadership roles, from June 1995 to September 2007. He holds a BA in European Business from London Metropolitan University and an MBA from The Manchester Metropolitan University.

14	2022 Form 10-K

Blackbaud, Inc.
Kevin P. Gregoire has served as our Executive Vice President and Chief Operating Officer since July 2022. Prior to that, he was the Executive Vice President and President of U.S. Markets since April 2021. He joined us as Executive Vice President and President, Enterprise Markets Group in April 2018. Prior to joining us, Mr. Gregoire was Group President of the Financial Institutions Group at Fiserv, a global technology provider serving the financial services industry, from March 2014 until February 2018. He joined Fiserv in December 2002 and served in other key leadership roles including Division President and Chief Operating Officer, Card Services, and Senior Vice President of Product and Network Strategy. Mr. Gregoire is also a veteran of the United States Army, where he served as Lieutenant in the Corps of Engineers and was awarded three Army Commendation Medals. He holds a BS from the United States Military Academy at West Point, and an MBA from the F.W. Olin School of Business at Babson College.
Kevin R. McDearis has served as our Executive Vice President and Chief Technology Officer since October 2016. He joined us in August 2014 as our Senior Vice President of Global Product Development. Prior to joining us, Mr. McDearis was the Chief Information Officer at Manhattan Associates, Inc., a technology leader in supply chain and omnichannel commerce, from August 2012 to July 2014. He was responsible for leading a global IT organization in strategy development, organization development, portfolio and project management, software and infrastructure engineering, service delivery and operations. Prior to that, Mr. McDearis served as Chief Technology Officer for the Enterprise Technology Group and other key leadership positions at Fiserv (formerly CheckFree), a global technology provider serving the financial services industry, from October 1996 to August 2012. Mr. McDearis serves on the Board of Directors for the USS Yorktown Foundation. He also served on the Board of Directors of the Technology Association of Georgia ("TAG") from 2011 to 2016 and as Vice Chairman of the Board in 2014. He holds a BS in Management from The Georgia Institute of Technology.
Kevin W. Mooney has served as our Executive Vice President, Strategy and Business Development since April 2021. Before that he was the Executive Vice President and President, General Markets Group since January 2010. He joined us in July 2008 as our Chief Commercial Officer. Before joining Blackbaud, Mr. Mooney was a senior executive at Travelport GDS from August 2007 to May 2008. As Chief Commercial Officer of Travelport GDS, one of the world's largest providers of information services and transaction processing to the travel industry, Mr. Mooney was responsible for global sales, marketing, training, service and support activities. Prior to that he was Chief Financial Officer for Worldspan from March 2005 until it was acquired by Travelport in August 2007. Mr. Mooney has also held key executive positions in the telecommunications industry and he served as a member of the Board of Directors of Level 3 Communications, Inc., a publicly traded global managed network services company, from October 2014 to November 2017. Prior to that he served on the Board of Directors of tw telecom from August 2005 until it was acquired by Level 3 in October 2014. He holds a BS in Finance from Seton Hall University, and an MBA in Finance from Georgia State University.
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

2022 Form 10-K	15

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
The companies we compete with and other potential competitors may have greater financial, technical and marketing resources, generate greater revenue and have better name recognition than we do. Also, a large, diversified software enterprise could decide to enter the market directly, including through acquisitions. Competitive pressures can adversely impact our business by limiting the prices we can charge our customers and making the adoption and renewal of our solutions more difficult.
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

16	2022 Form 10-K

Blackbaud, Inc.
The market for software and services for the social impact community might not grow and the organizations in that community might not continue to adopt our solutions and services.
Many organizations in the social impact community, including nonprofits, foundations, companies, education institutions, and healthcare organizations, have not traditionally used integrated and comprehensive software and services for their specific needs. We cannot be certain that the market for such solutions and services will continue to develop and grow or that these organizations will elect to adopt our solutions and services rather than continue to use traditional, less automated methods, attempt to develop software internally, rely upon legacy software systems, or use software solutions not specifically designed for this market. Organizations that have already invested substantial resources in other fundraising methods or other non-integrated software solutions might be reluctant to adopt our solutions and services to supplement or replace their existing systems or methods. In addition, the implementation of one or more of our software solutions can involve significant capital commitments by our customers, which they may be unwilling or unable to make. If demand for and market acceptance of our solutions and services does not increase, we might not grow our business as we expect.
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
We expect that an increasing portion of our international revenues will be denominated in foreign currencies, subjecting us to fluctuations in foreign currency exchange rates. If we expand our international operations, exposures to gains and losses on foreign currency transactions may increase. (See Foreign Currency Exchange Rates on page 58 for more information regarding the impact of foreign currency exchange rates on our operations.)
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

2022 Form 10-K	17

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
For example, following our acquisition of EVERFI, Inc. (as further described in Note 3 to our consolidate financial statements in this report) we experienced the loss of certain employees and unexpected delays in realizing anticipated returns on our investment.
Acquisitions, including for example our recent acquisition of EVERFI, Inc., may also result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the expenditure of available cash, and amortization expenses or write-downs related to intangible assets such as goodwill, any of which could have a material adverse effect on our operating results or financial condition. We may experience risks relating to the challenges and costs of closing a business combination and the risk that an announced business combination may not close. There can be no assurance that we will be successful in making additional acquisitions in the future or in integrating or executing on our business plan for existing or future acquisitions.
A reduction in the growth or amount of charitable giving due to deteriorating general economic conditions, a recession or otherwise could adversely affect our operating results and financial condition.
A large percentage of our customers are nonprofits, foundations, education institutions, healthcare organizations and other members of the social impact community that fully or partially rely on charitable donations. If charitable giving, including online giving, does not continue to grow or declines, it could limit our current and potential customers' ability to use and pay for our solutions and services, which could adversely affect our operating results and financial condition.
In addition, we derive a significant portion of our revenue from transaction-based payment processing fees that we collect from our customers through our Blackbaud Merchant Services solution, which enables our customers' donors to make donations and purchase goods and services using various payment options. A reduction in the growth of, or a decline in, charitable giving to these customers, whether due to deteriorating general economic conditions, the impact of past or future changes to applicable tax laws, or otherwise, could negatively impact the volume and size of such payment processing transactions and thereby adversely affect our operating results and financial condition.

18	2022 Form 10-K

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
Effective January 31, 2020, the U.K. is no longer a member of the E.U. Effective January 1, 2021, the relationship between the U.K. and the E.U. is governed primarily by certain trade and cooperation agreements, that set forth, among other things, terms regarding the trade of goods and services, workers’ rights, social and environmental matters, data sharing, data privacy and financial services. Because we currently conduct business in the U.K. and in Europe, the U.K.’s exit from the E.U. under such circumstances creates uncertainty and could affect the business of and/or our relationships with our customers and partners as well as the value of the British Pound and the Euro relative to the U.S. dollar. The effects of Brexit on us, including those mentioned above and others we cannot now anticipate, are difficult to predict and could adversely affect our business, business opportunities, results of operations or financial condition in both the short-term and thereafter.

Operational Risks
Breaches of our software, our failure to securely collect, store and transmit customer information, or our failure to safeguard confidential donor data, exposes us to liability, litigation, government investigations, penalties and remedial costs and our reputation and business could suffer.
Fundamental to the use of our solutions is the secure collection, storage and transmission of confidential donor and end user data and transaction data, including in our payment services. Despite the network, application and physical security procedures and internal control measures we employ to safeguard our systems, we have been, and in the future may be, vulnerable to a security breach, intrusion, loss or theft of confidential donor data and transaction data, which has in the past harmed and may in the future harm our business, reputation and future financial results. Furthermore, our reliance on remote access to information systems increases our exposure to potential cybersecurity incidents.
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
A compromise of our data security, such as the Security Incident, that results in customer or customer constituent personal or payment card data being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity has resulted in, and could in the future result in, litigation against us, government investigations or the imposition of fines and penalties. (See Note 11 to our consolidated financial statements in this report for information regarding litigation, government investigations, fines and penalties related to the Security Incident.) We might be required to expend significant additional capital and other resources to rectify problems caused by a security breach, including notification under data privacy laws and regulations, and incur expenses related to remediating our information security systems.

2022 Form 10-K	19

Blackbaud, Inc.
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
To date, we have received approximately 260 customer reimbursement requests and approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident. We have also received notices of proposed claims on behalf of a number of UK data subjects, which we are reviewing. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us, and certain insurance companies have filed subrogation claim in court. Customer and insurer subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. In addition, presently, we are a defendant in 19 putative consumer class action cases [17 in U.S. federal courts (which have been consolidated under multi district litigation to a single federal court) and 2 in Canadian courts] alleging harm from the Security Incident. The plaintiffs in these cases, who generally purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. To date, we also have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 49 state Attorneys General and the District of Columbia and a separate Civil Investigative Demand from the office of the California Attorney General relating to the Security Incident. In addition, we are subject to pending governmental actions or investigations by the U.S. Federal Trade Commission, the U.S. Department of Health and Human Services, the U.S. Securities and Exchange Commission (the "SEC"), the Office of the Australian Information Commissioner and the Office of the Privacy Commissioner of Canada. (See Note 11 to our consolidated financial statements included in this report for a more detailed description of the Security Incident and related matters.)
We may be named as a party in additional lawsuits, other claims may be asserted by or on behalf of our customers or their constituents, and we may be subject to additional governmental inquires, requests or investigations. Responding to and resolving these current and any future lawsuits, claims and/or investigations could result in material remedial and other expenses that will not be covered by insurance. For example, we have recorded approximately $23.0 million in aggregate liabilities for loss contingencies related to the Security Incident that we believe we can reasonably estimate as of December 31, 2022. Certain governmental authorities are seeking to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Although we intend to defend ourselves vigorously against the claims asserted against us, we cannot predict the potential outcomes, cost and expenses associated with current and any future claims, lawsuits, inquiries and investigations.

20	2022 Form 10-K

Blackbaud, Inc.
In addition, any legislative or regulatory changes adopted in reaction to the Security Incident or other companies’ data breaches could require us to make modifications to the operation of our business that could have an adverse effect and/or increase or accelerate our compliance costs.
Significant management time and Company resources have been, and are expected to continue to be, devoted to the Security Incident. For example, for full year 2022, we incurred net pre-tax expense of $32.7 million and had net cash outlays of $20.9 million for ongoing legal fees related to the Security Incident. For full year 2023, we currently expect pre-tax expense of approximately $20 million to $30 million and net cash outlays of approximately $25 million to $35 million for ongoing legal fees related to the Security Incident. Inclusive of accrued liabilities for loss contingencies discussed above, we incurred a total of $55.7 million of net pre-tax expense related to the Security Incident during 2022. Although we carry insurance against certain losses related to the Security Incident, we have exceeded the limit of that insurance coverage. As a result, we will be responsible for all expenses or other losses (including penalties, fines or other judgments) or all types of claims that may arise in connection with the Security Incident, which could materially and adversely affect our liquidity and results of operations. (See Note 11 to our consolidated financial statements included in this report.) If any such fines or penalties were great enough that we could not pay them through funds generated from operating activities and/or cause a default under the 2020 Credit Facility, we may be forced to renegotiate or obtain a waiver under the 2020 Credit Facility and/or seek additional debt or equity financing. Such renegotiation or financing may not be available on acceptable terms, or at all. In these circumstances, if we were unable to obtain sufficient financing, we may not be able to meet our obligations as they come due.
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
Climate change and other natural disasters, new regulations and standards and climate-related goals have impacted, and may in the future impact, our operations and financial performance.
The long-term effects of climate change on the global economy and our industry may impact our business operations and those of our suppliers, customers and partners. Climate change increases the severity and frequency of extreme weather events such as hurricanes, wildfires, floods, heat waves, or power shortages, all of which could lead to business disruptions. The locations of our principal executive offices and our data centers are vulnerable to the effects of climate events and other natural disasters, including hurricanes, heat waves and earthquakes, which we have experienced in the past. In addition, the effects of climate change are harder to mitigate for our remote-first workforce, which exposes the Company to business disruption. Even though we carry business interruption insurance policies and typically have provisions in our commercial contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.
Expected new regulations and standards relating to public disclosure, including those related to climate change, could adversely could impose significant costs on us to comply with such regulations.
Finally, a failure to meet our climate-related goals, such as our commitment and progress towards reduction of greenhouse gas emissions, could damage our reputation, affect our financial performance and ability to attract and retain talent.
Defects, delays or interruptions in our cloud solutions and hosting services could diminish demand for these services and subject us to substantial liability.
We currently utilize data center hosting facilities to provide cloud solutions to most of our subscription customers and hosting services to our on-premise license customers. Any damage to, or failure of, these data center systems generally could result in interruptions in service to our customers, notwithstanding any business continuity or disaster recovery agreements that may currently be in place at these facilities. As noted above, our executive offices and some of our data centers are located in areas that are vulnerable to the effects of climate change and could be subject to increased interruptions as a result of the severity and increased frequency of extreme weather events such as hurricanes, wildfires, floods, heat waves, or power shortages. Because our cloud solutions and hosting service offerings are complex and we have incorporated a variety of new computer hardware and software systems at our data centers, our services might have errors or defects that users identify after they begin using our services. This could result in unanticipated downtime for our customers and harm to our reputation and business results. Internet-based services sometimes contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our web-based services and new errors

2022 Form 10-K	21

Blackbaud, Inc.
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
We are subject to payment processing risk that could negatively impact our results of operation and business if not adequately controlled and managed.
Our solutions provide our customers payment processing capabilities that enable their constituents to make donations and purchase services using numerous payment options, including credit card and automated clearing house (“ACH”) checking transactions, through secure online transactions. The provision of convenient, trusted, fast and effective payment processing services to our customers and potential customers is critical to our business, and revenue from payments processing constitutes a significant percentage of our total revenue. Increases in payment processing fees, material changes in our payment processing systems, changes to rules or regulations concerning payments or disruptions or failures in our payment processing systems or payment products, including products we use to update payment information, could materially adversely impact our customer retention and results of operation. In addition, from time to time, we encounter fraudulent use of payment methods that could result in substantial additional costs or delay, preclude planned transactions, product launches or improvements, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products and services, prevent or limit us from providing our products or services in a given market and adversely impact customer retention. Furthermore, we continue to undertake system upgrades designed to

22	2022 Form 10-K

Blackbaud, Inc.
improve the availability, reliability, resiliency and speed of our payments systems. These efforts are costly and time-consuming, involve significant technical complexity and risk, may divert our resources from new features and products and may ultimately not be effective.

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
Our subscription arrangements are generally for a term of three years at contract inception with one to three-year renewals thereafter. Most of our maintenance arrangements are for a one-year term. As the end of the contract term approaches, we seek the renewal of the agreement with the customer. Historically, subscription and maintenance renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their subscriptions or maintenance and support arrangements with us on beneficial terms or at all, our business, operating results and financial condition could be harmed. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions and services and their ability to continue their operations and spending levels due to general economic conditions, extraordinary business interruptions, client-specific financial issues or otherwise.
We significantly increased our leverage in connection with acquisition of EVERFI and may increase our leverage in the future in connection with additional acquisitions, Security Incident costs or other business purposes, which could adversely impact our business and financial performance, as described below.
We incurred a substantial amount of indebtedness in connection with acquisitions, including our acquisition of EVERFI, Inc. (as described in Note 3 to our consolidated financial statements included in this report). As a result of this indebtedness, our interest payment obligations have increased. In addition, we have been named as a party in various lawsuits in connection with the Security Incident, claims have been asserted by or on behalf of our customers or their constituents, and we are subject to various governmental inquires, requests or investigations. Responding to and resolving these current and any future lawsuits, claims and/or investigations could result in material remedial and other expenses. Although we intend to defend ourselves vigorously against the claims asserted against us, we cannot predict the potential outcomes, cost and expenses associated with current and any future claims, lawsuits, inquiries and investigations, which could require that we incur additional indebtedness to fund. (See Note 11 to our consolidated financial statements in this report for additional information regarding the Security Incident.)
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

2022 Form 10-K	23

Blackbaud, Inc.
If we incur additional debt, these risks may intensify, particularly if interest rates increase in the future. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.
In addition, additional leverage could impact our ability to meet certain financial and other covenants contained in our 2020 Credit Facility. (See Note 9 to our consolidated financial statements included in this report for a more detailed description of our 2020 Credit Facility.) There can be no assurance that we will be able to remain in compliance with the covenants to which we are now subject or may be subject in the future and, if we fail to do so, that we will be able to obtain waivers from our lenders or amend the covenants.
In the event of a default under our 2020 Credit Facility, we could be required to immediately repay all outstanding borrowings, which we might not be able to do and which would materially negatively affect our business, operations and financial condition.
Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets could negatively affect our operating results.
As of December 31, 2022, we had $1.1 billion and $635.1 million of goodwill and intangible assets, respectively. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of an asset is determined to be impaired, then it is written down to fair value by a non-cash charge to operating earnings. Changes in circumstances that could indicate that the carrying value of goodwill or intangible assets may not be recoverable include declines in our stock price, market capitalization, cash flows and slower growth rates in our industry. We cannot accurately predict the likelihood or potential amount and timing of any impairment of goodwill or other intangible assets. An impairment of a significant portion of goodwill or intangible assets could materially and negatively affect our results of operations and financial condition.
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
As of December 31, 2022, we had deferred tax assets of $118.9 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets

24	2022 Form 10-K

Blackbaud, Inc.
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

2022 Form 10-K	25

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

26	2022 Form 10-K

Blackbaud, Inc.
trademark, copyright and trade secret laws, as well as nondisclosure agreements, each of which affords only limited protection.
Changing domestic and international laws, government regulations and policies, including, without limitation, California AB488 and other similar laws and regulations, could adversely affect our business and operating results by increasing compliance costs, reducing customer demand for our solutions or damaging our reputation.
Certain of our solutions, in particular our financial management and payment services solutions, relate to activity heavily regulated by government agencies in the U.S., the U.K. and other countries in which we operate. The laws and regulations enforced by these agencies are proposed or enacted to deter fraud and other illicit financial transactions and to protect consumers and the financial system and are often revised or increased in scope. We have procedures and controls in place to monitor compliance with numerous federal, state and foreign laws and regulations. However, because these laws and regulations are complex, differ between jurisdictions, and are often subject to interpretation, or as a result of unintended errors, we may, from time to time, inadvertently violate these laws and regulations. Compliance with these laws and regulations is expensive and requires the time and attention of management. These costs divert capital and focus away from efforts intended to grow our business. If we do not successfully comply with laws, regulations, or policies, we could incur fines or penalties, be subject to litigation, lose existing or new customer contracts or other business, and suffer damage to our reputation.
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
Provisions of Delaware law, our certificate of incorporation and bylaws and our Rights Agreement may have the effect of delaying or preventing a change in control of our company or deterring tender offers for our common stock that other stockholders may consider in their best interests. Our certificate of incorporation authorizes “blank check” preferred stock, which could be issued by the board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult and more expensive for a person or group to acquire control of us and could effectively be used as an anti-takeover device. Currently there are no shares of our preferred stock issued or outstanding. Our bylaws provide for an advance notice procedure for stockholders to nominate director candidates for election or to bring business before an annual meeting of stockholders, including proposed nominations of persons for election to our board of directors, and limit the persons who may call special meetings of stockholders.
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

2022 Form 10-K	27

Blackbaud, Inc.
Unanticipated changes in our effective tax rate and additional tax liabilities and global tax developments may impact our financial results.
We are subject to income taxes in the United States and various other jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in operations, changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes, ambiguity or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities.
We may also be subject to additional tax liabilities and penalties due to changes in non-income based taxes resulting from changes in federal, state, local or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, or changes to our business operations, including as a result of acquisitions. Any resulting increase in our tax obligation or cash taxes paid could adversely affect our cash flows and financial results.
We are also subject to tax examinations or engaged in alternative resolutions in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or changes in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results or financial position.
As our business continues to grow, increasing our brand recognition and profitability, we may be subject to increased scrutiny and corresponding tax disputes, which may impact our cash flows and financial results. Furthermore, our growing prominence may bring public attention to our tax profile, and if perceived negatively, may cause brand or reputational harm.
As we utilize our tax credits and net operating loss carryforwards, we may be unable to mitigate our tax obligations to the same extent as in prior years, which could have a material impact to our future cash flows. In addition, changes to our operating structure, including changes related to acquisitions, may result in cash tax obligations.
Global tax developments applicable to multinational businesses may have a material impact to our business, cash flow from operating activities, or financial results. Such developments, for example, may include certain United States’ proposals as well as the Organization for Economic Co-operation and Development’s, the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own our LEED Gold certified global headquarters facility in Charleston, South Carolina, which consists of approximately 172,000 square feet. We believe that it is in good operating condition and adequately serves our current business operations.
In December 2021, we acquired EVERFI and assumed a lease for office space in Washington, D.C. and an office in London, U.K. In February 2023, we closed our Washington, DC office location to align with our remote-first workforce strategy. We are pursuing strategic alternatives for the Washington, DC office space, including sublease, and we have the intent and ability to sublease this office space.
ITEM 3. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, see Note 11 to our consolidated financial statements in this report.

28	2022 Form 10-K

Blackbaud, Inc.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

2022 Form 10-K	29

Blackbaud, Inc.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “BLKB.” As of February 17, 2023, there were approximately 138 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock. On February 17, 2023, the closing price of our common stock was $58.61.

Stock Performance Graph
The following performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing. The performance graph compares the performance of our common stock to the Nasdaq Composite Index, the Nasdaq Computer Index and the Nasdaq Computer and Data Processing Index. The Nasdaq Computer Index has replaced the the Nasdaq Computer and Data Processing Index in this analysis as the Nasdaq Computer and Data Processing Index is no longer considered widely recognized and used. The graph covers the most recent five-year period ended December 31, 2022. The graph assumes that the value of the investment in our common stock and each index was $100.00 at December 31, 2017, and that all dividends are reinvested.

December 31,	2017	2018	2019	2020	2021	2022
Blackbaud, Inc.	$100.00	$66.92	$85.19	$61.71	$84.67	$63.10
Nasdaq Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
Nasdaq Computer Index	100.00	96.27	142.73	224.55	285.17	185.29
Nasdaq Computer & Data Processing Index	100.00	91.84	125.86	184.56	234.05	144.30

30	2022 Form 10-K

Blackbaud, Inc.

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended December 31, 2022 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
Beginning balance, October 1, 2022				$250,000
October 1, 2022 through October 31, 2022	—	$—	—	250,000
November 1, 2022 through November 30, 2022	5,486	58.22	—	250,000
December 1, 2022 through December 31, 2022	—	—	—	250,000
Total	5,486	$58.22	—	$250,000
(1)Includes 5,486 shares in November withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program to authorize us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date.

Dividends
As a part of a series of measures to better enable us to weather the extraordinary business challenges occasioned by COVID-19 and further effect our long-term strategy to deliver the greatest value to our stockholders, we announced on April 6, 2020 that our Board of Directors had rescinded its previously announced policy to pay an annual dividend at a rate of $0.48 per share of common stock and discontinued the declaration and payment of all cash dividends beginning with the second quarter of 2020 and thereafter until such time, if any, as the Board of Directors may determine in its sole discretion. As a result, we paid a first quarter dividend of $0.12 per share in 2020 resulting in aggregate dividend payments to stockholders of $6.0 million, but no further dividends were declared or paid in 2020, 2021 or 2022. We currently do not anticipate declaring or paying any cash dividends for the foreseeable future.
ITEM 6. [RESERVED]

2022 Form 10-K	31

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

Executive Summary
We are the world’s leading cloud software company powering social good. Serving the entire social good community—nonprofits, higher education institutions, K–12 schools, healthcare organizations, faith communities, arts and cultural organizations, foundations, companies and individual change agents—we connect and empower organizations and individuals to increase their impact through cloud software, services, expertise and data intelligence. Our portfolio is tailored to the unique needs of vertical markets, with solutions for fundraising and CRM, marketing, advocacy, peer-to-peer fundraising, corporate social responsibility (CSR) and environmental, social and governance (ESG), school management, ticketing, grantmaking, financial management, payment processing and analytics. Serving the industry for more than four decades, we are a remote-first company headquartered in Charleston, South Carolina, with operations in the United States, Australia, Canada, Costa Rica and the United Kingdom. During 2022, we had more than 40,000 customers with contractual billing arrangements and nearly 100,000 customers that paid us through transactional fees. Through our customers and our solutions, we support millions of users and we connect millions of supporters to nearly 150,000 organizations and causes in over 100 countries.
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

32	2022 Form 10-K

Blackbaud, Inc.
2.Lead with World Class Teams and Operations
This strategy expands upon our previous strategies to drive sales effectiveness and improve operating efficiency to include improving overall company performance as measured by the Rule of 40 (see discussion of Non-GAAP Financial Measures below). During 2022, we announced a series of strategic organizational updates to streamline our business operations and become even more customer centric. We created three new roles: Chief Operating Officer, Chief Commercial Officer and Executive Vice President of Corporations. We believe these new roles will: ensure consistency in our approach to the customer experience; further streamline and simplify our go-to-market efforts to maximize our outcomes as a global company; and further align our YourCause and EVERFI offerings and continue our investment in being the partner of choice for corporations focused on social responsibility and impact. Additionally, we took steps to better align our workforce with our strategic priorities, including further elimination of open positions as well as the difficult decision to reduce our workforce (see additional discussion regarding our workforce reduction below). We also appointed three new members to our board of directors, providing not only new business perspectives but also adding important skills in cybersecurity, enterprise software, digital transformation and global operations.
3.Delight Customers with Innovative Cloud Solutions
During our annual user conference, bbcon, we shared how our purpose-built solutions bring together the capabilities essential to our customers in managing their data, making their teams more productive, motivating their audiences to act, and ultimately driving outcomes. During the third quarter, we acquired Kilter, an intuitive, gamified, activity-based engagement app. We will initially pair Kilter with our Blackbaud TeamRaiser solution to serve nonprofits by expanding the ways they can engage with their supporters to prepare for their existing fundraising walks, runs and rides, and to create new types of engagement opportunities that are not tied to a specific date or place. Kilter will also provide a unique solution with YourCause CSRConnect platform for companies as employers take a more active role in supporting their employees’ health and wellness pursuits across their remote and distributed workforces.
4.Focus on Employees, Culture and ESG Initiatives
During 2022, we announced that we achieved carbon neutrality for 2021. This is a goal we have been striving towards and our shift to a remote-first workforce enabled us to accelerate our timeline. Since 2019, Blackbaud has reduced its global real estate footprint by 50%, energy emissions to run office space by 63% and employee commute emissions by 75%. With a multi-pronged climate strategy, Blackbaud is focused on reducing emissions, using energy efficiently and investing in environmental projects for a more sustainable future. We shared more about our ESG strategy on our Corporate Social Responsibility website during the second quarter. Our mission driven culture has been in our DNA since inception and is very attractive in a competitive labor market. We continue to foster a diverse and inclusive environment focused on employee engagement and connectedness with our remote-first workforce strategy. We have a significant role to play in driving advances in the social impact space, and we are proud of the strong corporate culture we have built and continue to cultivate in today's environment.

2022 Form 10-K	33

Blackbaud, Inc.
Financial Summary

Total Revenue ($M)	Income from Operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue increased by $130.4 million during 2022, driven largely by the following:

+
Growth in recurring revenue primarily related to:
•an increase in contractual revenue of $107.7 million related to the performance of our cloud solutions, of which $96.2 million was attributable to EVERFI; partially offset by a decrease in maintenance revenue as customers migrate to our cloud solutions and a decrease related to fluctuations in foreign currency exchange rates of $3.4 million.
•an increase in transactional recurring revenue of $23.2 million primarily due to an increase in enrollment for our Blackbaud Tuition Management solution resulting in higher transactional volumes, an increase in online charitable giving; and new pricing initiatives. The increase in transactional recurring revenue was partially offset by a decrease related to fluctuations in foreign currency exchange rates of $7.5 million.

-
Decrease in one-time services and other revenue primarily related to:
•decrease in one-time analytics revenue as analytics now are generally integrated in our cloud solutions; and
•increase in one-time consulting revenue primarily attributable to EVERFI, largely offset by less revenue from implementation and customization services, in line with our multi-year strategic shift from a license-based and one-time services business model to a cloud subscription business model. Our cloud subscription offerings generally require less implementation and customization services.

For additional information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 58.
While our 2022 bookings for EVERFI were lower than expected, and we experienced some unexpected EVERFI employee attrition following the acquisition, we have taken action to bolster management and fill account executive vacancies, which are now fully staffed and ramping to drive future bookings. We have a number of multi-year pricing initiatives underway, some to bring our pricing in line with the market while others are model changes that are expected to drive greater revenue for both us and our customers. As a result, we expect to see an acceleration in growth in the second half of 2023 when compared to the first half of the year as we begin to see the full-year effect of some of these pricing initiatives.
We also expect that the one-time services and other revenue will continue to significantly decrease during 2023 compared to 2022 driven by our continued migration to the cloud in our core business as well as our opportunity to shift EVERFI one-time revenue to a recurring model.

34	2022 Form 10-K

Blackbaud, Inc.
Income from operations decreased by $53.4 million during 2022, driven largely by the following:

-	Increase in compensation costs other than stock-based compensation of $75.7 million primarily due to increased employee headcount due to our acquisition of EVERFI
-	Increase in Security Incident-related expenses, net of insurance, of $53.9 million. See "Security Incident update" below on page 37.
-
Increases in third-party contractor and hosting costs of $26.9 million and $6.6 million, respectively, primarily attributable to our acquisition of EVERFI and, to a lesser extent, our continued migration of our cloud infrastructure to leading public cloud service providers and investments in cybersecurity

-	Increase in amortization of intangible assets from business combinations of $14.4 million due to our acquisition of EVERFI
-	Increase in transaction-based costs of $12.0 million related to the increase in the volume of transactions for which we process payments
-	Increase in infrastructure costs of $8.4 million primarily related to our acquisition of EVERFI and investments in security tools
-	Increase in marketing costs of $7.7 million primarily due to our acquisition of EVERFI
-	Increase in travel costs of $4.5 million due to our easing of restrictions on non-essential employee travel, which went into effect during March 2020 in response to the COVID-19 pandemic
-	Increase in other direct costs of revenue of $4.3 million primarily due to our acquisition of EVERFI
-	Increase in employee severance of $3.7 million due to our targeted workforce reduction during the fourth quarter of 2022, as discussed below
-
Increase in acquisition and disposition-related costs of $3.1 million primarily related to aggregate noncash impairment charges of $1.3 million against certain operating lease right-of-use assets and property and equipment assets resulting from our decision to cease using a portion of EVERFI's leased office space. We also recorded a $2.0 million noncash impairment of certain insignificant intangible assets that were held for sale.

-
Increase in cost of revenue from a $2.3 million impairment charge during the three months ended June 30, 2022, against previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge resulted primarily from our decision to end customer support for certain solutions

+	Increase in total revenue, as described above
+
Net increase of $12.9 million related to an increase in software and content development costs that were required to be capitalized under the internal-use software guidance, largely driven by our acquisition of EVERFI, partially offset by an increase in amortization of capitalized software and content development costs

+	Decrease in real estate activity costs of $12.0 million due to our workforce strategy changes that began in the third quarter of 2020
+
Decrease in stock-based compensation expense of $10.1 million attributable to:
•As a one-time response to COVID-19, replacement of our 2020 base salary merit increases with one-year time-based equity awards, which vested and were recognized as expense between May 1, 2020 and May 1, 2021;
•Over performance against overall Company goals was higher in 2021 than 2022 goals; and
•Our targeted workforce reduction during the fourth quarter of 2022, as discussed below

+	Decrease in corporate costs of $2.5 million primarily related to a decrease in bad debt expense
We are continuing to make critical investments in the business in areas such as digital marketing, engineering, security, customer success and our continued shift of cloud infrastructure to leading public cloud service providers. Our profitability during 2022 reflects the addition of EVERFI and some of these incremental investments.
We have taken steps to better align our workforce with our strategic priorities to drive efficiencies and minimize any potential impacts from the current uncertain macroeconomic environment. During the fourth quarter of 2022, this included further elimination of open positions as well as the decision to reduce our workforce. As a result of the targeted workforce reduction, we incurred $4.5 million in pre-tax employee severance costs during the fourth quarter of 2022. During the first quarter of 2023, we have remained focused on improving operating performance and driving efficiencies in the Company, including further reducing our workforce. Following the planned action during the fourth quarter of 2022, we experienced a slowdown in voluntary attrition relative to expectations leading to a further reduction in force to achieve our original plan. While we

2022 Form 10-K	35

Blackbaud, Inc.
have eliminated positions in some areas, we will continue to hire in other areas. Most of these reductions are in areas of the business that are not customer facing or in sales. When combined with the cost actions we took in the fourth quarter of 2022, we expect our total headcount will be reduced by approximately 14% since the third quarter 2022. We expect these workforce reductions and other cost actions to significantly reduce our pre-tax costs in 2023, partially offset by continued investments in cybersecurity and innovation.
In 2023, we expect our financial performance to improve with each successive quarter, starting with meaningful improvement in the second quarter as our pricing and cost initiatives take hold.
We continuously seek opportunities to optimize our portfolio of solutions to focus time and resources on innovation that will have the greatest impact for our customers and the markets we serve, and drive the highest return on investment. To that end, we will continue to simplify and rationalize our portfolio through product sunsets and divestitures of non-core businesses and technologies.

Customer retention	Gross dollar retention

Our recurring revenue contracts are generally for a term of three years at contract inception with one to three-year renewals thereafter. We anticipate a continued decrease in maintenance contract renewals as we transition our solution portfolio and maintenance customers from a perpetual license-based model to a cloud subscription delivery model. In the long term, we also anticipate an increase in recurring subscription contract renewals as we continue focusing on innovation, quality and the integration of our cloud solutions, which we believe will provide value-adding capabilities to better address our customers' needs. Due primarily to these factors, we have historically used a recurring revenue customer retention measure that combines recurring subscription, maintenance and service customer contracts, as we believed it provided a better representation of our customers' overall behavior. During 2022 and 2021, approximately 91% and 93%, respectively, of our customers with recurring revenue contracts were retained. This customer retention rate reflects our efforts to rationalize our portfolio of solutions through product sunsets and divestitures, and migrate customers from legacy solutions towards our next generation cloud solutions.
A key factor to our overall success is the renewal and expansion of our existing subscription agreements with our customers. Management now uses gross dollar retention in analyzing our success at delighting our customers with innovative and cloud solutions. Gross dollar retention is defined as contracted annual recurring revenue ("CARR") divided by beginning CARR with a measurement period of twelve months. During 2022, our gross dollar retention was approximately 91%. This gross dollar retention rate is relatively unchanged from our rate for the full year ended December 31, 2021. We are continually investing in innovation, which we believe will increase gross dollar retention over the long-term.
Balance sheet and cash flow
At December 31, 2022, our cash and cash equivalents were $31.7 million and the carrying amount of our debt under the 2020 Credit Facility was $799.1 million. Our net leverage ratio was 3.22 to 1.00.
During 2022, we generated $203.9 million in cash flow from operations and had a net decrease in borrowings of $99.7 million, had aggregate cash outlays of $71.1 million for purchases of property and equipment and capitalized software and content development costs, spent $20.9 million for our purchases of EVERFI and Kilter and received cash proceeds of $6.4 million from our sale of certain solutions. See Note 3 of our consolidated financial statements in this report for additional information.

36	2022 Form 10-K

Blackbaud, Inc.
Security Incident update
As discussed in Note 11 to our consolidated financial statements included in this report, total costs related to the Security Incident have exceeded the limit of our insurance coverage. Accordingly, we expect that the Security Incident will continue to negatively impact our GAAP profitability and GAAP cash flow for the foreseeable future (see discussion regarding non-GAAP adjusted free cash flow on page 47). For full year 2022, we incurred net pre-tax expense of $32.7 million and had net cash outlays of $20.9 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees are expensed as incurred. For full year 2023, we currently expect net pre-tax expense of approximately $20 million to $30 million and net cash outlays of approximately $25 million to $35 million for ongoing legal fees related to the Security Incident.
As of December 31, 2022, we have recorded approximately $23.0 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain governmental agencies related to the Security Incident that we believe we can reasonably estimate. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of December 31, 2022 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgement, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.

Results of Operations
Reportable segment
We report our operating results and financial information in one operating and reportable segment. See Note 16 of our consolidated financial statements in this report for additional information.
Comparison of 2022 vs. 2021 and 2021 vs. 2020
Acquisitions
During 2022 and 2021, we acquired companies that provided us with strategic opportunities to expand our TAM and share of the philanthropic giving market through the integration of complementary solutions and services to serve the changing needs of our customers. The following are the companies we acquired and their respective acquisition dates:
•Kilter, Inc. ("Kilter") on August 19, 2022
•EVERFI, Inc. on December 31, 2021
We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisitions. In accordance with applicable accounting rules, we determined that the Kilter and EVERFI acquisitions were not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented. See Note 3 to our consolidated financial statements in this report for a summary of these acquisitions.
2021 vs. 2020 Stock-based Compensation
Stock-based compensation expense increased $31.1 million in 2021 due to:
•Certain changes to our compensation program that were expected to cause stock-based compensation expense to remain higher than historical levels, including:
◦replacement of our annual cash bonus plans with a short-term performance-based equity award plan
◦decrease in the vesting period for our annual long-term incentive time-based equity awards from 4 years (1/4 per year) to 3 years (1/3 per year), beginning in February 2021; and
◦replacement of cash sign-on and retention bonuses with time-based equity awards.
•Increases in the grant date fair values of our annual equity awards granted to employees; and

2022 Form 10-K	37

Blackbaud, Inc.
•Overall Company performance against 2020 and 2021 goals
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
Cost of recurring revenue is primarily comprised of compensation costs for customer support and production IT personnel, hosting and data center costs, third-party contractor expenses, third-party royalty and data expenses, allocated depreciation, facilities and IT support costs, amortization of intangible assets from business combinations, amortization of software and content development costs, transaction-based costs related to payments services including remittances of amounts due to third-parties and other costs incurred in providing support and recurring services to our customers.
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

2022 vs. 2021
Recurring revenue increased by $130.9 million, or 14.9%, driven primarily by the following:

+
Increase in contractual recurring revenue of $107.7 million related to the performance of our cloud solutions, of which $96.2 million was attributable to EVERFI; partially offset by a decrease in maintenance revenue as customers migrate to our cloud solutions; also included in the increase in contractual recurring revenue is a decrease related to fluctuations in foreign currency exchange rates of $3.4 million

+
Increase in transactional recurring revenue of $23.2 million primarily due to:
•an increase in enrollment for our Blackbaud Tuition Management solution resulting in higher transactional volumes;
•an increase in online charitable giving; and
•new pricing initiatives.
The increase in transactional recurring revenue was partially offset by a decrease related to fluctuations in foreign currency exchange rates of $7.5 million

38	2022 Form 10-K

Blackbaud, Inc.
For additional information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 58.
Cost of recurring revenue increased by $72.6 million, or 18.6%, driven primarily by the following:

+
Increase in compensation costs of $19.5 million primarily related to an increase in headcount due to our acquisition of EVERFI, and a continued shift in resources historically supporting one-time services and other towards recurring revenue

+	Increase in amortization of intangible assets from business combinations of $14.0 million due to our acquisition of EVERFI
+	Increase in transaction-based costs of $12.0 million related to the increase in the volume of transactions for which we process payments
+
Increase in third-party contractor and hosting costs of $11.1 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of cybersecurity investments to continue for the foreseeable future. Also contributing to the increase was our acquisition of EVERFI.

+	Increase in amortization of software and content development costs of $5.8 million due to our continued investments in the innovation and security of our solutions
+	Increase in third-party software costs of $3.9 million primarily related to a higher number of licenses needed and also price increases
+	Increase in allocated overhead costs of $3.7 million related to the increased headcount discussed above
+	Increase in depreciation expense of $1.5 million primarily related to investments in our cloud data centers and refresh of certain internal hardware
Recurring gross margin decreased by 1.4% primarily due to the increase in cost of recurring revenue outpacing the increase in recurring revenue.

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

+
Increase in compensation costs of $10.3 million primarily related to the stock-based compensation due to the factors discussed above on page 37 and a shift in resources historically supporting one-time services and other towards recurring revenue

+	Increase in transaction-based costs of $9.6 million related to payment services integrated in our cloud solutions
+	Increase in third-party contractor and hosting costs of $7.8 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security
-	Decrease in amortization of intangible assets from business combinations of $3.7 million
-	Decrease in rent expense of $1.3 million largely due to a decrease in leased hardware, including servers, network gear and storage
-	Decrease in amortization of software development costs of $0.8 million
Recurring gross margin decreased by 0.9% primarily due to the increase in cost of recurring revenue outpacing the increase in recurring revenue.

2022 Form 10-K	39

Blackbaud, Inc.

One-time services and other
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
One-time services and other revenue is comprised of fees for one-time consulting, analytic and onsite training services, and fees for retained and managed services contracts that we do not expect to have a term consistent with our cloud solution contracts.
Cost of one-time services and other is primarily comprised of compensation costs for professional services and onsite training personnel, other costs incurred in providing onsite customer training, third-party contractor expenses, data expense incurred to perform one-time analytic services, amortization of intangible assets from business combinations, and allocated depreciation, facilities and IT support costs.
We expect that the one-time services and other revenue will continue to significantly decrease during 2023 compared to 2022 driven by our continued migration to the cloud in our core business as well as our opportunity to shift EVERFI one-time revenue to a recurring model.

2022 vs. 2021
One-time services and other revenue decreased by $0.5 million, or 1.1%, driven primarily by the following:

-	Decrease in one-time analytics revenue of $3.1 million as analytics are generally integrated in our cloud solutions
+
Increase in one-time consulting revenue of $2.8 million, of which $12.3 million was attributable to EVERFI, partially offset by a decrease in revenue from implementation and customization services, in line with our multi-year strategic shift from a license-based and one-time services business model to a cloud subscription business model. Our cloud subscription offerings generally require less implementation and customization services.

Cost of one-time services and other decreased $10.5 million or 19.9%, primarily driven by the following:

-
Decrease in compensation costs of $8.8 million largely due to a continued shift in resources historically supporting one-time services and other towards recurring revenue as well as a decrease in professional services headcount

-	Decrease in allocated overhead costs of $1.9 million primarily related to the decreased headcount discussed above
-	Decrease in third-party contractor costs of $1.1 million primarily due to a decrease in partners delivering services
+	Increase in employee severance of $1.6 million primarily due to our targeted workforce reduction, as discussed above
One-time services and other gross margin increased by 21.3%, primarily due to the significant reductions in compensation costs discussed above.

40	2022 Form 10-K

Blackbaud, Inc.

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
We see a large market opportunity in the long-term and will continue to make investments to drive sales effectiveness. We have also implemented software tools to enhance our digital footprint and drive lead generation. The enhancements we are making in our go-to-market approach are expected to reduce our average customer acquisition cost as well as the related payback period while increasing sales velocity.

2022 Form 10-K	41

Blackbaud, Inc.

2022 vs. 2021
Sales, marketing and customer success expenses increased by $35.1 million, or 18.9%. The increases in dollars and as a percentage of total revenue were primarily driven by the following:

+	Increase in compensation costs of $20.0 million primarily related to increased employee headcount due to our acquisition of EVERFI
+	Increase in advertising costs of $7.7 million primarily due to our acquisition of EVERFI
+	Increase in third-party contractor costs of $4.0 million primarily related to strategic consulting
+	Increase in travel costs of $2.1 million due to our easing of restrictions on non-essential employee travel in response to the COVID-19 pandemic, which went into effect during March 2020
+	Increase in software costs of $1.7 million primarily related to our acquisition of EVERFI and our use of digital marketing tools
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

2021 vs. 2020
Sales, marketing and customer success expenses decreased by $23.4 million, or 11.2%. The decreases in dollars and as a percentage of total revenue were primarily driven by the following:

-	Decrease in compensation costs other than stock-based compensation of $20.7 million primarily due to the targeted reduction in sales headcount during the second quarter of 2020
-	Decrease in allocated costs of $7.0 million primarily related to a decrease in rent expense and the impact of the targeted reduction in sales headcount during the second quarter of 2020
-	Decrease in travel costs of $1.9 million due to our restriction on non-essential employee travel in response to the COVID-19 pandemic, which went into effect during March 2020
-
Decrease in commissions expense of $1.9 million related to a decrease in overall commissionable bookings during 2020 due to the COVID-19 pandemic and a decrease in commissionable one-time services and other bookings during 2021

+	Increase in stock-based compensation costs of $4.8 million due to the factors discussed on page 37
+	Increase in advertising costs of $3.5 million primarily due to incremental spending on advertising campaigns and investments in digital marketing
Research and development
Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.

42	2022 Form 10-K

Blackbaud, Inc.

2022 vs. 2021
We continue to make investments to delight our customers with innovative cloud solutions. We also continue to invest heavily in the security of our solutions. Research and development expense increased by $32.3 million, or 26.0%. The increases in dollars and as a percentage of total revenue were primarily driven by the following:

+	Increase in compensation costs of $26.1 million primarily related to increased employee headcount due to our increased hiring of engineers, and to a lesser extent, our acquisition of EVERFI
+	Increase in third-party contractor costs of $19.8 million primarily due to an increase in our use of third-party software developers and, to a lesser extent, our acquisition of EVERFI
+	Increase in allocated overhead costs of $2.7 million primarily related to increased headcount discussed above
-	Increase in software and content development costs of $19.0 million that were required to be capitalized under the internal-use software guidance, largely driven by our acquisition of EVERFI
Not included in research and development expense for 2022 and 2021 were $58.5 million and $39.4 million, respectively, of qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized software and content development costs associated with our cloud solutions and online educational courses are subsequently amortized to cost of recurring revenue over the related asset's estimated useful life, which generally range from three to seven years. We expect that the amount of software and content development costs capitalized will be relatively consistent in the near-term as we continue making investments in innovation, quality, security and the integration of our solutions, which we believe will drive long-term revenue growth.

2021 vs. 2020
Research and development expense increased by $24.4 million, or 24.4%. The increases in dollars and as a percentage of total revenue were primarily driven by the following:

+	Increase in compensation costs of $18.9 million primarily related to our increased engineering hiring and, to a lesser extent, stock-based compensation due to the factors discussed above on page 37
+	Increase in third-party contractor costs of $3.5 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security
+	Decrease in software development costs of $2.1 million that were required to be capitalized under the internal-use software guidance
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

2022 Form 10-K	43

Blackbaud, Inc.

2022 vs. 2021
General and administrative expenses increased by $53.6 million, or 36.7%. The increases in dollars and as a percentage of total revenue were primarily driven by the following:

+	Increases in Security Incident-related expenses, net of insurance, of $53.9 million. See "Security Incident update" above on page 37
+	Increase in compensation costs of $8.9 million primarily related to increased employee headcount due to our acquisition of EVERFI and increased cybersecurity hiring
+
Increase in acquisition and disposition-related costs of $3.1 million primarily related to aggregate noncash impairment charges of $1.3 million against certain operating lease right-of-use assets and property and equipment assets resulting from our decision to cease using a portion of EVERFI's leased office space. We also recorded a $2.0 million noncash impairment of certain insignificant intangible assets that were held for sale.

+
A $2.3 million noncash impairment charge during the three months ended June 30, 2022 against previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge resulted primarily from our decision to end customer support for certain solutions

+	Increase in rent expense of $2.0 million primarily related to leases assumed from our acquisition of EVERFI
+	Increase in travel costs of $1.3 million due to our easing of restrictions on non-essential employee travel in response to the COVID-19 pandemic, which went into effect during March 2020
+	Increase in third-party contractor costs of $1.2 million
-	Decrease in corporate costs of $2.8 million primarily related to a decrease in bad debt expense
-
Increases in total costs allocated from general and administrative expense of $6.4 million primarily related to investments in security tools. Depreciation, facilities and IT support costs are pooled and recorded to general and administrative expense and allocated to other lines of our statements of comprehensive income based on headcount.

-	Decreases in real estate activity costs of $11.8 million due to our workforce strategy changes that began in the third quarter of 2020 (see discussion below)
During the third quarter of 2020, we adjusted our workforce strategy to provide more flexibility for our employees to work remotely. As a result, during the three months ended September 30, 2020, we reduced the estimated useful lives of our operating lease right-of-use ("ROU") assets for certain of our office locations we expected to exit, which resulted in an increase in operating lease costs during the third and fourth quarters of 2020. For these same office locations, we also reduced the estimated useful lives of certain facilities-related fixed assets, which resulted in an increase in depreciation expense. We incurred approximately $23.1 million of pre-tax costs related to these real estate activities during the third and fourth quarters of 2020.
In October 2021, we made the decision to permanently close our fixed office locations (with the exception of our global headquarters facility in Charleston, South Carolina), effective in December 2021. This change was intended to align our real estate footprint with our transition to a remote-first workforce. As a result, during the three months ended December 31, 2021, we reduced the estimated useful lives of our operating lease ROU assets for certain of our office locations we expected to exit, which resulted in incremental operating lease costs during the fourth quarter of 2021. For these same office locations, we also reduced the estimated useful lives of certain facilities-related fixed assets, which resulted in incremental depreciation expense during the fourth quarter of 2021. During the three months ended December 31, 2021, we also recorded impairments of operating lease ROU assets and certain facilities-related fixed assets we ceased using as a result of our adjusted workforce strategy. These impairment charges were reflected in general and administrative expense. We incurred approximately $12.5 million of pre-tax costs related to these real estate activities during the fourth quarter of 2021.

44	2022 Form 10-K

Blackbaud, Inc.

2021 vs. 2020
General and administrative expenses increased by $11.4 million, or 8.5%. The increases in dollars and as a percentage of total revenue were primarily driven by the following:

+	Increase in stock-based compensation costs of $13.2 million due to the factors discussed above on page 37
+	Increase in compensation expense, excluding stock-based compensation costs, of $4.3 million due to base salary merit increases on July 2021, as well as an increase in headcount
+	Increase in corporate costs of $3.9 million primarily related to increases in third-party consulting fees and insurance costs, partially offset by decreases in bad debt expense
+	Increases in amortization expense of capitalized cloud computing implementation costs and third-party contractor costs of $1.0 million and $0.6 million, respectively
-	Decrease in real estate activity costs of $7.7 million due to our workforce strategy changes made in the third quarter of 2020
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
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

2022 vs. 2021
Interest expense increased in dollars and as a percentage of total revenue during 2022 when compared to 2021, due to the new borrowings used to finance our acquisition of EVERFI. We currently expect interest expense for the full year 2023 to be approximately $40 million to $44 million although our interest expense in connection with the variable rate portion of our outstanding debt could increase in a rising interest rate environment. See Note 10 to our consolidated financial statements in this report for more information regarding our derivative instruments, which we use to manage our variable interest rate risk, and Item 7A. Quantitative and Qualitative Disclosures about Market Risk: Interest Rate Risk on page 63 for more information about our variable interest rate exposure and related risk.

2021 vs. 2020
Interest expense increased during 2021 when compared to 2020, primarily due to the Real Estate Loans assumed in connection with the purchase of our global headquarters facility in August 2020 and the deferred financing costs and debt discount associated with the 2020 Credit Facility, which was entered into in October 2020.

2022 Form 10-K	45

Blackbaud, Inc.
Deferred Revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	December 31, 2022	December 31, 2021	Change
Total deferred revenue(1)	385.2	378.7	1.7%
Less: Long-term portion	2.8	4.2	(33.7)%
Current portion(1)	$382.4	$374.5	2.1%
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
The increase in deferred revenue during the year ended December 31, 2022 was primarily due to primarily due to new subscription sales of our cloud solutions and, to a lesser extent, progress in initiatives to bring our pricing in line with the market.
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
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the U.K., Australia, Ireland and Costa Rica. We are generally subject to U.S. federal income tax examination for calendar tax years ending 2019 through 2022, as well as state and foreign income tax examinations for various years depending on statute of limitations of those jurisdictions.
We have taken federal and state tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2022 was insignificant.

46	2022 Form 10-K

Blackbaud, Inc.
We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

2022 vs. 2021
The decrease in our effective income tax rate for year ended December 31, 2022, when compared to the same period in 2021, was primarily attributable to current-year non-deductible accruals for loss contingencies related to the Security Incident, stock-based compensation shortfall partially offset by increased tax credits and impact of tax rate decreases. The 2021 effective income tax rate was positively impacted by benefit attributable to stock-based compensation windfall net of tax expense resulting from impact of UK corporate rate increase.

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

2022 Form 10-K	47

Blackbaud, Inc.

	Years ended December 31,
(dollars in millions, except per share amounts)	2022	Change	2021	Change	2020
GAAP Revenue	$1,058.1	14.1%	$927.7	1.6%	$913.2

GAAP gross profit	$552.7	14.1%	$484.5	(0.1)%	$485.2
GAAP gross margin	52.2%		52.2%		53.1%
Non-GAAP adjustments:
Add: Stock-based compensation expense	14.4	(27.6)%	20.0	49.2%	13.4
Add: Amortization of intangibles from business combinations	48.5	39.3%	34.8	(10.7)%	39.0
Add: Employee severance	2.1	7,262.1%	—	(96.8)%	0.9
Subtotal(1)	65.1	18.7%	54.8	2.9%	53.2
Non-GAAP gross profit(1)	$617.8	14.5%	$539.3	0.2%	$538.4
Non-GAAP gross margin	58.4%		58.1%		59.0%

GAAP income from operations	$(28.5)	(214.4)%	$24.9	(33.1)%	$37.2
GAAP operating margin	(2.7)%		2.7%		4.1%
Non-GAAP adjustments:
Add: Stock-based compensation expense	110.3	(8.4)%	120.4	38.0%	87.3
Add: Amortization of intangibles from business combinations	51.4	38.8%	37.0	(11.6)%	41.9
Add: Employee severance	5.2	242.0%	1.5	(69.0)%	4.9
Add: Acquisition and disposition-related costs(2)	6.1	100.9%	3.1	1,294.5%	0.2
Add: Restructuring and other real estate activities	0.1	(99.4)%	12.1	(48.0)%	23.3
Add: Security Incident-related costs, net of insurance(3)	55.7	2,968.4%	1.8	100.0%	—
Add: Impairment of capitalized software development costs	2.3	100.0%	—	—%	—
Subtotal(1)	231.1	31.4%	175.9	11.7%	157.5
Non-GAAP income from operations(1)	$202.6	0.9%	$200.8	3.1%	$194.8
Non-GAAP operating margin	19.1%		21.6%		21.3%

GAAP income before provision for income taxes	$(55.6)	(884.6)%	$7.1	(67.2)%	$21.6
GAAP net income	$(45.4)	(896.9)%	$5.7	(26.2)%	$7.7
Shares used in computing GAAP diluted earnings per share	51,569,148	6.9%	48,230,438	(1.0)%	48,696,341
GAAP diluted earnings per share	$(0.88)	(833.3)%	$0.12	(25.0)%	$0.16
Non-GAAP adjustments:
Add: GAAP income tax (benefit) provision	(10.2)	(834.2)%	1.4	(90.0)%	13.9
Add: Total Non-GAAP adjustments affecting loss from operations	231.1	31.4%	175.9	11.7%	157.5
Non-GAAP income before provision for income taxes	175.5	(4.1)%	183.0	2.1%	179.1
Assumed non-GAAP income tax provision(4)	35.1	(4.1)%	36.6	2.1%	35.8
Non-GAAP net income(1)	$140.4	(4.1)%	$146.4	2.1%	$143.3

Shares used in computing Non-GAAP diluted earnings per share	52,207,573	8.2%	48,230,438	(1.0)%	48,696,341
Non-GAAP diluted earnings per share	$2.69	(11.5)%	$3.04	3.4%	$2.94
(1)The individual amounts for each year may not sum to subtotal, non-GAAP gross profit, non-GAAP income from operations, non-GAAP income before provision for income taxes or non-GAAP net income due to rounding.
(2)Includes a $2.0 million noncash impairment of intangible assets held for sale during the twelve months ended December 31, 2022.
(3)Includes Security Incident-related costs incurred during the twelve months ended December 31, 2022 of $57.6 million, which includes approximately $23.0 million in recorded aggregate liabilities for loss contingencies, net of probable insurance recoveries during the same period of $1.9 million and during the twelve months ended December 31, 2021 of $40.6 million, net of probable insurance recoveries during the same period of $38.7 million. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims and accruals for certain loss contingencies. Not included in this adjustment were costs associated with enhancements to our cybersecurity program. For full year 2023, we currently expect net pre-tax expense of approximately $20 million to $30 million and net cash outlays of approximately $25 million to $35 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees, are expensed as incurred. As of December 31, 2022, we have recorded approximately $23.0 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain governmental agencies related to the Security Incident that we believe we can reasonably estimate. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss. There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of December 31, 2022 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the

48	2022 Form 10-K

Blackbaud, Inc.
aggregate, result in an adverse judgement, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
(4)We apply a non-GAAP effective tax rate of 20.0% when calculating non-GAAP net income and non-GAAP diluted earnings per share.

2022 Form 10-K	49

Blackbaud, Inc.
Non-GAAP organic revenue growth
In addition, we use non-GAAP organic revenue growth, non-GAAP organic revenue growth on a constant currency basis, non-GAAP organic recurring revenue growth and non-GAAP organic recurring revenue growth in analyzing our operating performance. We believe that these non-GAAP measures are useful to investors, as a supplement to GAAP measures, for evaluating the periodic growth of our business on a consistent basis. Each of these measures of non-GAAP organic revenue growth excludes incremental acquisition-related revenue attributable to companies acquired in the current fiscal year. For companies, if any, acquired in the immediately preceding fiscal year, each of these non-GAAP organic revenue growth measures reflects presentation of full year incremental non-GAAP revenue derived from such companies as if they were combined throughout the prior period. In addition, each of these non-GAAP organic revenue growth measures excludes prior period revenue associated with divested businesses. The exclusion of the prior period revenue is to present the results of the divested businesses within the results of the combined company for the same period of time in both the prior and current periods. We believe this presentation provides a more comparable representation of our current business’ organic revenue growth and revenue run-rate.

	Years ended December 31,
(dollars in millions)	2022	2021
GAAP revenue	$1,058.1	$927.7
GAAP revenue growth	14.1%
Add: Non-GAAP acquisition-related revenue(1)	—	104.4
Less: Non-GAAP revenue from divested businesses(2)	—	(1.9)
Total Non-GAAP adjustments	$—	$102.5
Non-GAAP organic revenue(3)	$1,058.1	$1,030.2
Non-GAAP organic revenue growth	2.7%

Non-GAAP organic revenue(3)	1,058.1	1,030.2
Foreign currency impact on Non-GAAP organic revenue(4)	12.3	—
Non-GAAP organic revenue on constant currency basis(4)	$1,070.4	$1,030.2
Non-GAAP organic revenue growth on constant currency basis	3.9%

GAAP recurring revenue	$1,011.7	$880.9
GAAP recurring revenue growth	14.9%
Add: Non-GAAP acquisition-related revenue(1)	—	93.5
Less: Non-GAAP recurring revenue from divested businesses(2)	—	(1.9)
Total Non-GAAP adjustments	$—	$91.6
Non-GAAP organic recurring revenue	$1,011.7	$972.5
Non-GAAP organic recurring revenue growth	4.0%

Non-GAAP organic recurring revenue(3)	$1,011.7	$972.5
Foreign currency impact on non-GAAP organic recurring revenue(4)	10.9	—
Non-GAAP organic recurring revenue on constant currency basis(4)	$1,022.6	$972.5
Non-GAAP organic recurring revenue growth on constant currency basis	5.2%
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

50	2022 Form 10-K

Blackbaud, Inc.
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

	Years ended December 31,
(dollars in millions)	2022	2021
GAAP net (loss) income	$(45.4)	$5.7
Non-GAAP adjustments:
Add: Interest, net	34.1	17.6
Add: GAAP income tax (benefit) provision	(10.2)	1.4
Add: Depreciation(1)	14.1	12.7
Add: Amortization of intangibles from business combinations	51.4	37.0
Add: Amortization of software and content development costs(2)	39.0	32.8
Subtotal(3)	128.4	101.5
Non-GAAP EBITDA(3)	$83.0	$107.2
Non-GAAP EBITDA margin	7.8%

Non-GAAP adjustments:
Add: Stock-based compensation expense	110.3	120.4
Add: Employee severance	5.2	1.5
Add: Acquisition and disposition-related costs	6.1	3.1
Add: Restructuring and other real estate activities	0.1	12.1
Add: Security Incident-related costs, net of insurance(4)	55.7	1.8
Add: Impairment of capitalized software development costs	2.3	—
Subtotal(3)	179.7	138.9
Non-GAAP Adjusted EBITDA(3)	$262.6	$246.1
Non-GAAP Adjusted EBITDA margin	24.8%

Rule of 40(5)	27.5%

Non-GAAP adjusted EBITDA	262.6	246.1
Foreign currency impact on Non-GAAP adjusted EBITDA(6)	6.3	(3.6)
Non-GAAP adjusted EBITDA on constant currency basis(6)	268.9	242.5
Non-GAAP adjusted EBITDA margin on constant currency basis	25.1%

Rule of 40 on constant currency basis(7)	29.0%
(1)During the third quarter of 2020 and the fourth quarter of 2021, we reduced the estimated useful lives of our operating lease right-of-use assets for certain of our office locations we expected to exit. For these same office locations, we also reduced the estimated useful lives of certain facilities-related fixed assets, which resulted in increases in depreciation expense. The accelerated portions of the fixed asset depreciation expense related to these activities of $1.7 million for the three months and twelve months ended December 31, 2021, respectively, were presented in the "Restructuring and other real estate activities" line of the reconciliation of GAAP to non-GAAP financial measures. Total depreciation expense was $4.9 million and $14.4 million for the three and twelve months ended December 31, 2021, respectively.
(2)Includes amortization expense related to software development costs and amortization expense from capitalized cloud computing implementation costs.
(3)The individual amounts for each year may not sum to subtotal, non-GAAP EBITDA, non-GAAP adjusted EBITDA or non-GAAP adjusted EBITDA on a constant currency basis due to rounding.
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

2022 Form 10-K	51

Blackbaud, Inc.
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

	Years ended December 31,
(dollars in millions)	2022	Change	2021	Change	2020
GAAP net cash provided by operating activities	$203.9	(4.6)%	$213.7	44.4%	$148.0
Less: purchase of property and equipment	(12.3)	5.4%	(11.7)	(60.7)%	(29.7)
Less: capitalized software and content development costs	(58.8)	45.2%	(40.5)	(4.0)%	(42.2)
Non-GAAP free cash flow(1)	$132.8	(17.8)%	$161.5	112.2%	$76.1
Add: Security Incident-related cash flows, net of insurance	20.9	209.6%	6.7	226.5%	2.1
Non-GAAP adjusted free cash flow(1)	$153.7	(8.6)%	$168.2	115.2%	$78.2
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

52	2022 Form 10-K

Blackbaud, Inc.
These patterns may change as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, large dollar customer bookings and contract renewals, or as a result of acquisitions, new market opportunities, new solution introductions or other factors.

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	December 31, 2022	December 31, 2021	Change
Cash and cash equivalents	$31.7	$55.1	(42.5)%
Property and equipment, net	107.4	111.4	(3.6)%
Software and content development costs, net	141.0	121.4	16.2%
Total carrying value of debt	859.0	956.2	(10.2)%
Working capital	(312.0)	(258.7)	(20.6)%
The following table presents selected financial information about our cash flows:

	Years ended December 31,
(dollars in millions)	2022	Change	2021	Change	2020
Net cash provided by operating activities	$203.9	(4.6)%	$213.7	44.4%	$148.0
Net cash used in investing activities	(85.5)	(81.8)%	(471.3)	(555.9)%	(71.8)
Net cash (used in) provided by financing activities	(25.7)	(109.7)%	264.1	(2,573.2)%	(10.7)
Our principal sources of liquidity are operating cash flow, funds available under the 2020 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription and maintenance arrangements and market acceptance of our solutions and services, the volume and size of transactions for which we process payments and our customers' ability to pay. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and meet our debt obligations. We also believe that we will be able to continue to meet our long-term cash requirements due to our anticipated cash flow from operations, solid financial position and ability to access capital from financial markets. To the extent we undertake future material acquisitions, investments or unanticipated capital or operating expenditures, including in connection with the Security Incident, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure including through potential debt or equity issuances.
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
At December 31, 2022, our total cash and cash equivalents balance included approximately $14.4 million of cash that was held outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate a portion of the funds. We currently do not intend or anticipate a need to repatriate our cash held outside the U.S.
Operating Cash Flow
Throughout 2022, 2021 and 2020, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, deferred income taxes, amortization of deferred financing costs and debt discount and adjustments to our provision for credit losses and sales returns; and (ii) changes in our working capital.
Working capital changes are comprised of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities and deferred revenue.

2022 Form 10-K	53

Blackbaud, Inc.

2022 vs. 2021
Net cash provided by operating activities decreased by $9.8 million during the year ended December 31, 2022, when compared to the same period in 2021, primarily due a $65.1 million increase in cash flow from operations associated with working capital, and a $74.9 million decrease in net income adjusted for non-cash expenses.
The increase in cash flow from operations associated with working capital during 2022, when compared to 2021, was primarily due to:
•fluctuations in the timing of vendor payments;
•a decrease in probable insurance recoveries related to the Security Incident as we have received payment for all of the related insurance claims; and
•an increase in accrued expenses related to the Security Incident.

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
Workforce reductions
We have taken steps to better align our workforce with our strategic priorities to drive efficiencies and minimize any potential impacts from the current uncertain macroeconomic environment. During the fourth quarter of 2022, this included further elimination of open positions as well as the decision to reduce our workforce. As a result of the targeted workforce reduction, we incurred $4.5 million in pre-tax employee severance costs during the fourth quarter of 2022. During the first quarter of 2023, we have remained focused on improving operating performance and driving efficiencies in the Company, including further reducing our workforce. Following the planned action during the fourth quarter of 2022, we experienced a slowdown in voluntary attrition relative to expectations leading to a further reduction in force to achieve our original plan. While we have eliminated positions in some areas, we will continue to hire in other areas. Most of these reductions are in areas of the business that are not customer facing or in sales. When combined with the cost actions we took in the fourth quarter of 2022, we expect our total headcount will be reduced by approximately 14% since the third quarter 2022. We expect these workforce reductions and other cost actions to significantly reduce our pre-tax costs in 2023, partially offset by continued investments in cybersecurity and innovation.
Security Incident update
As discussed in Note 11 to our consolidated financial statements included in this report, total costs related to the Security Incident have exceeded the limit of our insurance coverage. Accordingly, we expect that the Security Incident will negatively impact our GAAP profitability and GAAP cash flow for the foreseeable future (see discussion regarding non-GAAP financial measures beginning on page 47). For full year 2022, we incurred net pre-tax expense of $32.7 million and had net cash outlays of $20.9 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees are expensed as incurred. For full year 2023, we currently expect net pre-tax expense of approximately $20 million to $30 million and net cash outlays of approximately $25 million to $35 million for ongoing legal fees related to the Security Incident.

54	2022 Form 10-K

Blackbaud, Inc.
As of December 31, 2022, we have recorded approximately $23.0 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain governmental agencies related to the Security Incident that we believe we can reasonably estimate. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of December 31, 2022 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgement, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
Investing Cash Flow
During 2023, we expect our total capital expenditures, including estimated outlays for capitalized software development costs, to be between approximately $65.0 million and $75.0 million.

2022 vs. 2021
Net cash used in investing activities of $85.5 million decreased by $385.7 million during 2022, when compared to 2021.
During 2022, we used $20.9 million of net cash for our acquisitions of EVERFI and Kilter, comprised primarily of (i) $17.4 million that had not been paid by EVERFI to its former option holders as of December 31, 2021, solely due to the timing of the acquisition on the last day of 2021; (ii) $2.9 million that was paid to acquire Kilter; and (iii) $2.6 million that was paid to a number of EVERFI's selling shareholders after determining they would be paid in cash, rather than shares of our common stock. During 2022, we also received cash proceeds of $6.4 million from our sale of certain solutions. See Note 3 of our consolidated financial statements in this report for additional information.
We used $58.8 million for software and content development costs, which was up $18.3 million from cash spent during 2021, primarily due to the inclusion of EVERFI's software and content development activities.
We also spent $12.3 million of cash for purchases of property and equipment during 2022, which was an increase $0.6 million from cash spent in 2021.

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
Financing Cash Flow

2022 vs. 2021
During 2022, we had a net decrease in borrowings of $99.7 million compared to a net increase in borrowings of $429.2 million attributable to our acquisition of EVERFI in 2021. During 2022, we did not repurchase any of our common stock while we repurchased $108.4 million during 2021 (see additional details below regarding our stock repurchase program).
We paid $36.4 million to satisfy tax obligations of employees upon settlement or exercise of equity awards during 2022 compared to $39.4 million during 2021. The amount of taxes paid by us on behalf of employees related to the settlement or

2022 Form 10-K	55

Blackbaud, Inc.
exercise of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter.
During 2022, cash flow from financing activities associated with changes in restricted cash due to customers increased $111.4 million, compared to a decrease of $13.5 million during 2021. This line in the statement of cash flows represents the change in the amount of restricted cash held and payable by us to customers from one period to the next. This restricted cash due to customers is not available to us for operational purposes.

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
Stock repurchase program
In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date. Under the stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. During the year ended December 31, 2022, we did not purchase any shares. The remaining amount available to purchase stock under the stock repurchase program was $250.0 million as of December 31, 2022.
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
Historically, we have drawn on our credit facility from time to time to help us meet financial needs primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At December 31, 2022, our available borrowing capacity under the 2020 Credit Facility was $319.8 million. The 2020 Credit Facility matures in October 2025.
At December 31, 2022, the carrying amount of our debt under the 2020 Credit Facility was $799.1 million. Our average daily borrowings were $863.2 million during 2022.
The term loans under the 2020 Credit Facility and our other debt require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2020 Credit Facility in October 2025. The Real Estate Loans also require periodic principal payments and the balances of the real estate loans are due upon maturity in April 2038.

56	2022 Form 10-K

Blackbaud, Inc.
Following is a summary of the financial covenants under the 2020 Credit Facility:

Financial Covenant	Requirement	Ratio as of December 31, 2022
Net Leverage Ratio(1)	≤ 4.00 to 1.00	3.22 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	7.43 to 1.00
(1)Under the terms of the 2020 Credit Facility, the Net Leverage Ratio requirement may be increased by up to 0.50 provided we satisfy certain requirements, including a permitted business acquisition, and provided that the maximum Net Leverage Ratio shall not exceed 4.25 to 1.00.
Under the 2020 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2020 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2020 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At December 31, 2022, we were in compliance with our debt covenants under the 2020 Credit Facility.
First amendment to 2020 Credit Facility
On January 31, 2022, we entered into the First Amendment to Credit Agreement which amends the 2020 Credit Facility to, among other things, (i) modify the definition of “Applicable Margin”, (ii) modify the net leverage ratio financial covenant to require a net leverage ratio of (A) 4.00:1.00 or less for the fiscal quarter ended December 31, 2021 and for fiscal quarters ending thereafter through December 31, 2023 and (B) 3.75:1.00 or less for the fiscal quarters ending March 31, 2024 and thereafter, (iii) reset the $250.0 million fixed dollar basket with respect to the accordion feature, and (iv) modify certain negative covenants to provide additional operational flexibility. See Note 9 to our consolidated financial statements included in this report for additional information regarding the 2020 Credit Facility.
Commitments and Contingencies
As of December 31, 2022, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Less than 1 year	More than 1 year	Total(1)
Recorded contractual obligations:
Debt	$18.8	$843.2	$862.0
Operating leases	10.0	53.5	63.4
Contingent consideration	—	2.7	2.7
Unrecorded contractual obligations:
Purchase obligations	70.0	224.4	294.4
Interest payments on debt	38.8	109.8	148.6
Total contractual obligations(1)	$137.6	$1,233.5	$1,371.1
(1)The individual amounts may not sum to the total due to rounding.
Debt
As of December 31, 2022, we had total remaining principal payments of $862.0 million. These payments represent principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2020 Credit Facility, our real estate loans and our other debt at December 31, 2022 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2020 Revolving Facility for the purposes of determining minimum commitment amounts. See Note 9 to our consolidated financial statements in this report for more information.
Interest payments on debt
In addition to principal payments, as of December 31, 2022, we expect to pay interest expense over the life of our debt obligations of approximately $148.6 million. These payments represent our estimated future interest payments on debt using

2022 Form 10-K	57

Blackbaud, Inc.
our debt balances and the related weighted average effective interest rates as of December 31, 2022, which includes the effect of interest rate swap agreements. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions on our remaining principal payments described above.
Operating leases
As of December 31, 2022, we had remaining operating lease payments of $63.4 million. These payments have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements or the amount representing imputed interest of $10.8 million. Our operating leases are generally for corporate offices, subleased offices and certain equipment and furniture. Given our remote-first workforce strategy and real estate footprint optimization efforts, as discussed above, we do not anticipate entering any new, material operating leases for offices for the foreseeable future. See Note 11 to our consolidated financial statements in this report for more information.
Purchase obligations
As of December 31, 2022, we had remaining purchase obligations of $294.4 million. These purchase obligations are for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. Our purchase obligations are not recorded as liabilities on our consolidated balance sheets as of December 31, 2022, as we had not received the related services. See Note 11 to our consolidated financial statements in this report for more information.
The total liability for uncertain tax positions as of December 31, 2022 and December 31, 2021, was $3.1 million and $3.7 million, respectively. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of December 31, 2022 and 2021.
Contingent consideration
In connection with our acquisition of Kilter, we are obligated to pay contingent consideration upon the achievement of certain milestones. For information regarding our contingent consideration obligations, see Note 3 to our consolidated financial statements in this report.

Foreign Currency Exchange Rates
Approximately 15% of our total revenue for 2022 was generated by operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within other comprehensive income (loss) as a component of stockholders’ equity, was a loss of $14.9 million as of December 31, 2022 and income of $1.3 million as of December 31, 2021. We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds into U.S. dollars.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. During 2022, foreign translation resulted in decreases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, the impact has generally not been material to our consolidated results of operations or financial position. During 2022, the fluctuation in foreign currency exchange rates reduced our total revenue and our income from operations by $12.3 million and $2.6 million, respectively. We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian dollar against changes in the exchange rate with the U.S. dollar. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These

58	2022 Form 10-K

Blackbaud, Inc.
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
We have not made any material changes in the accounting methodology we use to recognize revenue during the year ended December 31, 2022.
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

2022 Form 10-K	59

Blackbaud, Inc.

Costs of Obtaining Contracts
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
We pay sales commissions at the time contracts with customers are signed or shortly thereafter, depending on the size and duration of the sales contract. Sales commissions and related fringe benefits earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized in a manner that aligns with the expected period of benefit, which we have primarily determined to be 5 years. We generally do not pay commissions for contract renewals that are commensurate with the commission paid on the initial contract. The related amortization expense is included in sales, marketing and customer success expense in our consolidated statements of comprehensive income.
We have not made any material changes in the accounting methodology we use to record costs of obtaining contracts during the year ended December 31, 2022.
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
We have not made any material changes in the accounting methodology we use for business combinations during the year ended December 31, 2022.

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

See Note 3 to our consolidated financial statements in this report for information regarding our business acquisitions.

60	2022 Form 10-K

Blackbaud, Inc.

Income Taxes
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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
We have not made any material changes in the accounting methodology we use to assess income tax during the year ended December 31, 2022.
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
We review our long-lived assets and intangible assets other than goodwill for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If such events or changes in circumstances occur, we use the undiscounted cash flow method to determine whether our long-lived and intangible assets other than goodwill are impaired. To the extent that the carrying value of the asset or asset group exceeds the undiscounted cash flows over the estimated remaining life of the asset, we measure the impairment using discounted cash flows.
We have not made any material changes in the accounting methodology we use to assess impairment loss during the year ended December 31, 2022.
In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of cash flows from other asset groups.

When measuring impairment of an asset or asset group using discounted cash flows, we make assumptions and apply judgment in estimating future cash flows and asset or asset group fair values, including annual revenue growth rates, a terminal year growth rate and selecting a discount rate that reflects the risk inherent in future cash flows.

During 2022, we recorded impairment charges against certain previously capitalized software development costs, certain insignificant customer relationship intangible assets that were held for sale, our operating lease ROU assets and certain property and equipment assets. For additional information, see Notes 7 and 11 to our consolidated financial statements in this report.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to assess impairment losses. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could materially adversely impact our consolidated financial position and results of operations.

2022 Form 10-K	61

Blackbaud, Inc.

Loss Contingencies
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
We are subject to the possibility of various loss contingencies, including legal proceedings and claims, that arise in the normal course of business, as well as certain other non-ordinary course proceedings, claims and investigations, as described in Note 11 to the consolidated financial statements in this report. We record an accrual for a loss contingency when it is both probable that a material liability has been incurred and the amount of the loss can be reasonably estimated. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For proceedings in which an unfavorable outcome is reasonably possible but not probable and an estimate of the loss or range of losses arising from the proceeding can be made, we disclose such an estimate, if material. If such a loss or range of losses is not reasonably estimable, we disclose that fact.
We have not made any material changes in the accounting methodology we use to assess loss contingencies during the year ended December 31, 2022.

We review any such loss contingency accruals at least quarterly and adjust them to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and the estimation of damages are difficult to ascertain. These assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions that have been deemed reasonable by us.

With the exception of the 2020 Security Incident, we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine loss contingencies. However, if facts and circumstances change in the future that change our belief regarding assumptions used to determine our estimates, we may be exposed to losses that could be material.
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

62	2022 Form 10-K

Blackbaud, Inc.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Our interest rate exposure includes SOFR rates. The Financial Conduct Authority in the U.K. has stated that it plans to phase out all tenors of LIBOR by June 2023, therefore, we modified our financial contracts that were indexed to LIBOR to reference SOFR during 2022. These modifications did not have a significant financial impact. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of December 31, 2022, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2021 and December 31, 2022.

Foreign Currency Risk
For a discussion of our exposure to foreign currency exchange rate fluctuations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Exchange Rates” in Item 7 of this report.

2022 Form 10-K	63

Blackbaud, Inc.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BLACKBAUD, INC.

64	2022 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Blackbaud, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Blackbaud, Inc. (the Company) as of December 31, 2022, the related consolidated statements of comprehensive loss, cash flows, and stockholders’ equity for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition - Payment Processing Services
Description of the Matter	The Company recorded transactional recurring revenues of $302.6 million for the year ended December 31, 2022. Included in transactional recurring revenues are revenues related to payment processing services provided to customers that enable donations and the purchase of goods and services. As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue for payment processing services over time based on the amount billable to the customer since it has the right to invoice the customer in an amount that directly corresponds with the value to the customer for the Company’s performance to date. The processing of transactions and recording of revenues for these services involves a significant volume of transactions that are highly automated and are based on contractual terms with the customer and the Company’s third-party vendors.

Auditing the revenues for these payment processing services is complex because the processes are highly automated and involve multiple IT systems with a significant volume of transactions and related underlying data. Further, auditing the revenues for these payment processing services required the involvement of data professionals to assist in validating the integrity of the underlying data and recalculating the revenues recorded during the period.

2022 Form 10-K	65

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its payment processing services provided to customers that enable donations and the purchase of goods and services. We identified the relevant systems used in these payment processing services, including relevant third-party service organization systems, and evaluated the IT general controls over each of these systems. We also tested the relevant automated controls and other business processes controls.

To test revenue recognized for payment processing services, our procedures included, among others, the involvement of data professionals to recalculate the revenue recognized. For a selection of payment processing transactions, we also agreed the amount of revenues recognized for processing fees retained by the Company to source documents and tested the mathematical accuracy of the recorded revenue. We also evaluated if the transactions were processed, and funds received prior to December 31, 2022, including sending confirmations directly to financial institutions.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2021.
Raleigh, North Carolina
February 24, 2023

66	2022 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Blackbaud, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Blackbaud, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Blackbaud, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of comprehensive loss, cash flows, and stockholders' equity for the year-ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 24, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Raleigh, North Carolina
February 24, 2023

2022 Form 10-K	67

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Blackbaud, Inc.
Opinion on the Financial Statements
We have audited the consolidated balance sheet of Blackbaud, Inc. and its subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 1, 2022
We served as the Company’s auditor from 2000 to 2022.

68	2022 Form 10-K

Blackbaud, Inc.
Consolidated Balance Sheets

(dollars in thousands, except per share amounts)	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$31,691	$55,146
Restricted cash	702,240	596,616
Accounts receivable, net of allowance of $7,318 and $11,155 at December 31, 2022 and December 31, 2021, respectively	102,809	102,726
Customer funds receivable	249	977
Prepaid expenses and other current assets	81,654	95,506
Total current assets	918,643	850,971
Property and equipment, net	107,426	111,428
Operating lease right-of-use assets	45,899	53,883
Software and content development costs, net	141,023	121,377
Goodwill	1,050,272	1,058,640
Intangible assets, net	635,136	698,052
Other assets	94,304	77,266
Total assets	$2,992,703	$2,971,617
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$42,559	$22,067
Accrued expenses and other current liabilities	86,002	100,096
Due to customers	700,860	594,273
Debt, current portion	18,802	18,697
Deferred revenue, current portion	382,419	374,499
Total current liabilities	1,230,642	1,109,632
Debt, net of current portion	840,241	937,483
Deferred tax liability	125,759	148,465
Deferred revenue, net of current portion	2,817	4,247
Operating lease liabilities, net of current portion	44,918	53,386
Other liabilities	4,294	1,344
Total liabilities	2,248,671	2,254,557
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 67,814,044 and 66,165,666 shares issued at December 31, 2022 and December 31, 2021, respectively	68	66
Additional paid-in capital	1,075,264	968,927
Treasury stock, at cost; 14,745,230 and 14,182,805 shares at December 31, 2022 and December 31, 2021, respectively	(537,287)	(500,911)
Accumulated other comprehensive income	8,938	6,522
Retained earnings	197,049	242,456
Total stockholders’ equity	744,032	717,060
Total liabilities and stockholders’ equity	$2,992,703	$2,971,617

The accompanying notes are an integral part of these consolidated financial statements.

2022 Form 10-K	69

Blackbaud, Inc.
Consolidated Statements of Comprehensive (Loss) Income

(dollars in thousands, except per share amounts)	Years ended December 31,
	2022	2021	2020
Revenue
Recurring	$1,011,733	$880,850	$850,745
One-time services and other	46,372	46,890	62,474
Total revenue	1,058,105	927,740	913,219
Cost of revenue
Cost of recurring	463,449	390,803	369,681
Cost of one-time services and other	41,940	52,392	58,384
Total cost of revenue	505,389	443,195	428,065
Gross profit	552,716	484,545	485,154
Operating expenses
Sales, marketing and customer success	221,455	186,314	209,762
Research and development	156,913	124,573	100,146
General and administrative	199,908	146,262	134,852
Amortization	2,925	2,227	2,915
Restructuring	—	263	236
Total operating expenses	581,201	459,639	447,911
(Loss) income from operations	(28,485)	24,906	37,243
Interest expense	(35,803)	(18,003)	(17,287)
Other income, net	8,713	180	1,658
(Loss) income before provision for income taxes	(55,575)	7,083	21,614
Income tax (benefit) provision	(10,168)	1,385	13,897
Net (loss) income	$(45,407)	$5,698	$7,717
(Loss) earnings per share
Basic	$(0.88)	$0.12	$0.16
Diluted	$(0.88)	$0.12	$0.16
Common shares and equivalents outstanding
Basic weighted average shares	51,569,148	47,412,306	48,184,714
Diluted weighted average shares	51,569,148	48,230,438	48,696,341
Other comprehensive income
Foreign currency translation adjustment	$(16,160)	$661	$4,571
Unrealized gain (loss) on derivative instruments, net of tax	18,576	8,358	(1,778)
Total other comprehensive income	2,416	9,019	2,793
Comprehensive (loss) income	$(42,991)	$14,717	$10,510

The accompanying notes are an integral part of these consolidated financial statements.

70	2022 Form 10-K

Blackbaud, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Cash flows from operating activities
Net (loss) income	$(45,407)	$5,698	$7,717
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	102,369	82,410	92,735
Provision for credit losses and sales returns	6,066	11,450	13,230
Stock-based compensation expense	110,294	120,379	87,257
Deferred taxes	(26,644)	(2,429)	8,837
Amortization of deferred financing costs and discount	2,364	1,570	781
Other non-cash adjustments	5,676	10,490	2,958
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(7,340)	(6,525)	(18,414)
Prepaid expenses and other assets	26,235	(2,048)	22,568
Trade accounts payable	21,607	(9,670)	(19,997)
Accrued expenses and other liabilities	(2,386)	(8,190)	(49,232)
Deferred revenue	11,059	10,526	(485)
Net cash provided by operating activities	203,893	213,661	147,955
Cash flows from investing activities
Purchase of property and equipment	(12,289)	(11,664)	(29,690)
Capitalized software and content development costs	(58,774)	(40,489)	(42,157)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	(20,912)	(419,120)	—
Cash received in sale of business	6,426	—	—
Net cash used in investing activities	(85,549)	(471,273)	(71,847)
Cash flows from financing activities
Proceeds from issuance of debt	211,000	582,200	748,500
Payments on debt	(310,740)	(152,971)	(747,563)
Debt issuance costs	—	(3,106)	(4,586)
Stock issuance costs	(1,339)	—	—
Employee taxes paid for withheld shares upon equity award settlement	(36,376)	(39,404)	(21,425)
Proceeds from exercise of stock options	—	—	4
Change in due to customers	111,386	(13,464)	61,214
Change in customer funds receivable	380	(731)	138
Purchase of treasury stock	—	(108,416)	(41,001)
Dividend payments to stockholders	—	—	(5,960)
Net cash (used in) provided by financing activities	(25,689)	264,108	(10,679)
Effect of exchange rate on cash, cash equivalents and restricted cash	(10,486)	297	2,245
Net increase in cash, cash equivalents and restricted cash	82,169	6,793	67,674
Cash, cash equivalents and restricted cash, beginning of year	651,762	644,969	577,295
Cash, cash equivalents and restricted cash, end of year	$733,931	$651,762	$644,969

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$(33,371)	$(16,386)	$(15,716)
Taxes, net of refunds	(9,670)	(10,073)	(3,563)
Non-cash investing and financing activities:
Purchase of EVERFI through the issuance of stock (see Note 3)	—	(303,633)	—
Purchase of property and equipment by assuming directly related liabilities	—	—	(61,064)
Purchase of software and services by assuming directly related liabilities	(1,710)	—	(5,620)
Purchase of equipment and other assets included in accounts payable	(158)	(1,747)	(840)
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown above in the consolidated statements of cash flows:

(dollars in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$31,691	$55,146
Restricted cash	702,240	596,616
Total cash, cash equivalents and restricted cash in the statement of cash flows	$733,931	$651,762

The accompanying notes are an integral part of these consolidated financial statements.

2022 Form 10-K	71

Blackbaud, Inc.
Consolidated Statements of Stockholders' Equity

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2019	60,206,091	$60	$457,804	$(290,665)	$(5,290)	$234,855	$396,764
Net income	—	—	—	—	—	7,717	7,717
Payment of dividends ($0.12 per share)(1)	—	—	—	—	—	(5,960)	(5,960)
Purchase of 714,000 treasury shares under stock repurchase program	—	—	—	(41,001)	—	—	(41,001)
Exercise of stock options and vesting of restricted stock units	218,141	—	4	—	—	—	4
Employee taxes paid for 273,914 withheld shares upon equity award settlement	—	—	—	(21,425)	—	—	(21,425)
Stock-based compensation	—	—	87,155	—	—	102	87,257
Restricted stock grants	657,483	1	—	—	—	—	1
Restricted stock cancellations	(177,077)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	2,793	—	2,793
Balance at December 31, 2020	60,904,638	$61	$544,963	$(353,091)	$(2,497)	$236,714	$426,150
Net income	—	—	—	—	—	5,698	5,698
Common stock issued in purchase of EVERFI (see Note 3)	3,844,423	4	303,629	—	—	—	303,633
Purchase of 1,592,933 treasury shares under stock repurchase program	—	—	—	(108,416)	—	—	(108,416)
Vesting of restricted stock units	1,014,562	1	—	—	—	—	1
Employee taxes paid for 535,604 withheld shares upon equity award settlement	—	—	—	(39,404)	—	—	(39,404)
Stock-based compensation	—	—	120,335	—	—	44	120,379
Restricted stock grants	596,763	—	—	—	—	—	—
Restricted stock cancellations	(194,720)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	9,019	—	9,019
Balance at December 31, 2021	66,165,666	$66	$968,927	$(500,911)	$6,522	$242,456	$717,060
Net loss	—	—	—	—	—	(45,407)	(45,407)
Stock issuance costs related to purchase of EVERFI (see Note 3)	—	—	(1,352)	—	—	—	(1,352)
Retirements of common stock(2)	(33,535)	—	(2,605)	—	—	—	(2,605)
Vesting of restricted stock units	1,015,304	—	—	—	—	—	—
Employee taxes paid for 562,425 withheld shares upon equity award settlement	—	—	—	(36,376)	—	—	(36,376)
Stock-based compensation	—	—	110,294	—	—	—	110,294
Restricted stock grants	846,295	2	—	—	—	—	2
Restricted stock cancellations	(179,686)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	2,416	—	2,416
Balance at December 31, 2022	67,814,044	$68	$1,075,264	$(537,287)	$8,938	$197,049	$744,032
(1)Represents dividends paid in Q1 2020. Refer to the discussion of our Board of Directors' decision to discontinue the declaration and payments of all cash dividends beginning in Q2 2020 in Note 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on February 23, 2021.
(2)Represents shares retired after determining certain EVERFI's selling shareholders would be paid in cash, rather than shares of our common stock. See Note 3 for additional information regarding our acquisition of EVERFI.

The accompanying notes are an integral part of these consolidated financial statements.

72	2022 Form 10-K

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

2022 Form 10-K	73

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
Recurring revenue is comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud solutions, hosting services, payment services, online training programs, and subscription-based analytic services, such as donor insight and data enrichment services. Recurring revenue also includes fees from maintenance services for our on-premises solutions, services included in our renewable subscription contracts, retained and managed services contracts that we expect to have a term consistent with our cloud solution contracts, and variable transaction revenue associated with the use of our solutions.
Our payment services are offered with the assistance of third-party vendors. In general, when we are the principal in a transaction based on the factors identified in ASC 606-10-55-36 through 55-40, we record the revenue and related costs on a gross basis. Otherwise, we net the cost of revenue associated with the service against the gross revenue (amount withheld for the transaction fees) and record the net amount as revenue. For payment and transaction services, we have the right to invoice the customer in an amount that directly corresponds with the value to the customer of our performance to date. Therefore, we recognize revenue for these services over time based on the amount we withhold for the transaction fees in accordance with the 'as invoiced' practical expedient in ASC 606-10-55-18.
One-time services and other
One-time services and other revenue is primarily comprised of fees for one-time consulting, analytic and onsite training services and fees for retained and managed services contracts that we do not expect to have a term consistent with our cloud solution contracts.
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

74	2022 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
Costs of obtaining contracts, contract assets and deferred revenue
We pay sales commissions at the time contracts with customers are signed or shortly thereafter, depending on the size and duration of the sales contract. Sales commissions and related fringe benefits earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized in a manner that aligns with the expected period of benefit, which we have primarily determined to be 5 years. We determined the period of benefit by taking into consideration our customer contracts, including renewals, retention, our technology and other factors. We generally do not pay commissions for contract renewals that are commensurate with the commission paid on the initial contract. The related amortization expense is included in sales, marketing and customer success expense in our consolidated statements of comprehensive income.
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
Derivative instruments
We generally use derivative instruments to manage interest rate and foreign currency exchange risk. We view derivative instruments as risk management tools and do not use them for trading or speculative purposes. Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

2022 Form 10-K	75

Blackbaud, Inc.
Notes to Consolidated Financial Statements
We record all derivative instruments on our consolidated balance sheets at fair value as either an asset or liability. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value of the derivative are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. If the derivative is designated as a net investment hedge, the effective portions of the changes in fair value of the derivative are recorded to translation adjustment, a component of other comprehensive income, and recognized in earnings only when the hedged investment is liquidated. Ineffective portions of the changes in the fair value of cash flow hedges are recognized currently in earnings. See Note 10 to these consolidated financial statements for further discussion of our derivative instruments.
Cash and cash equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less and cash items in transit to be cash equivalents.
Restricted cash due to customers; Customer funds receivable; Due to customers
Restricted cash due to customers consists of monies collected by us (or in transit) and payable to our customers, net of the associated transaction fees earned. Monies associated with amounts due to customers are segregated in separate bank accounts and used exclusively for the payment of amounts due to customers. This usage restriction is either legally or internally imposed and reflects our intention with regard to such deposits. Customer funds receivable consists of monies we expect to collect and remit to our customers.
Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted cash due to customers and accounts receivable. Our cash and cash equivalents and restricted cash due to customers are placed with high credit-quality financial institutions. Our accounts receivable is derived from sales to customers. With respect to accounts receivable, we perform ongoing evaluations of our customers and maintain an allowance for credit losses based on historical experience and our expectations of future credit losses. As of and for the years ended December 31, 2022, 2021 and 2020, there were no significant concentrations with respect to our consolidated revenues or accounts receivable.
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
Construction-in-progress primarily related to purchases of facilities and information technology assets which had not been placed in service at the respective balance sheet dates. We transfer these assets to the applicable property and equipment category on the date they are placed in service. There was no capitalized interest applicable to construction-in-progress for the years ended December 31, 2022, 2021 and 2020.
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

76	2022 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
The quantitative impairment test compares the fair values of identified reporting units with their respective carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Based on our current internal reporting structure, we currently have one operating segment, one reportable segment, and one reporting unit. In each of 2022, 2021 and 2020, we performed the quantitative impairment test, which indicated that the estimated fair values of the identified reporting units significantly exceeded their respective carrying values. There was no impairment of goodwill during 2022, 2021 and 2020.
Intangible assets other than goodwill
We amortize finite-lived intangible assets over their estimated useful lives as follows.

	Basis of amortization	Amortization period (in years)
Customer relationships	Straight-line and accelerated(1)	8-17
Marketing assets	Straight-line and accelerated(1)	14-15
Developed technology	Straight-line and accelerated(1)	3-14
Content	Straight-line	9
(1)Certain of the customer relationships, marketing assets and developed technology assets are amortized on an accelerated basis.
We write off the gross carrying amount and accumulated amortization balances for all fully amortized intangible assets. We evaluate the estimated useful lives and the potential for impairment of finite and indefinite-lived intangible assets on an annual basis or more frequently if events or circumstances indicate revised estimates of useful lives may be appropriate or that the carrying amount may be impaired. If the carrying amount of a finite-lived intangible asset is no longer recoverable based upon the undiscounted cash flows of the asset, the amount of impairment is the difference between the carrying amount and the fair value of the asset. Substantially all of our intangible assets were acquired in business combinations. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain intangible assets during 2022. There were no impairments of acquired intangible assets during 2021 and 2020.

2022 Form 10-K	77

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Impairment of long-lived assets
We review long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset or asset group is impaired. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain long-lived assets during 2022, 2021 and 2020.
Deferred financing costs and debt discount
Deferred financing costs included in other assets represent the direct third-party costs of entering into the revolving (line-of-credit) portion of our credit facility in October 2020 and portions of the unamortized deferred financing costs from prior facilities. These costs are amortized ratably over the term of the credit facility as interest expense.
Other debt issuance costs, as well as the debt discount associated with our 2021 Incremental Term Loan (as defined below), 2020 Credit facility (as defined below) and portions of the unamortized balances from prior facilities, are recorded as a direct deduction from debt. These costs are amortized over the term of the credit facility as interest expense.
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

78	2022 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other income, net. For the year ended December 31, 2022, we recorded a net foreign currency gain of $4.6 million. During the years ended December 31, 2021 and 2020, we recorded net foreign currency losses that were $1.6 million and $1.1 million, respectively.
Research and development
Research and development costs are expensed as incurred except as noted below under Software and content development costs. These costs include compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to researching and developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.
Software and content development costs
We incur certain costs associated with the development of internal-use software and content, which are primarily related to activities performed to develop our cloud solutions and the development of online education curriculum to be delivered on the Company's cloud platform. Internal and external costs incurred in the preliminary project stage of internal-use software development and content are expensed as incurred. Once the software or content being developed has reached the application development stage, qualifying internal costs including payroll and payroll-related costs of employees who are directly associated with and devote time to the software or content project as well as external direct costs of materials and services are capitalized. Capitalization ceases at the point at which the developed software or content is substantially complete and ready for its intended use, which is typically upon completion of all substantial testing. Qualifying costs capitalized during the application development stage include those related to specific upgrades and enhancements when it is probable that those costs incurred will result in additional functionality. Overhead costs, including general and administrative costs, as well as maintenance, training and all other costs associated with post-implementation stage activities are expensed as incurred. In addition, internal costs that cannot be reasonably separated between maintenance and relatively minor upgrades and enhancements are expensed as incurred. In certain circumstances, content development costs are considered deferred costs, when ownership of developed content belongs to the customer.
Qualifying capitalized software and content development costs are amortized on a straight-line basis over the software asset's estimated useful life, which is generally 3 to 7 years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain capitalized software development costs during 2022 and 2020. There were no impairment charges related to capitalized software or content development costs during 2021. We write off the gross carrying amount and accumulated amortization balances for all fully amortized software and content development cost assets.
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

2022 Form 10-K	79

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Below is a summary of the changes in our allowance for credit losses.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Write-off	Recovery	Balance at end of year
2022	$9,375	$1,281	$(5,162)	$528	$6,022
2021	9,016	4,483	(4,565)	441	9,375
2020	4,011	6,787	(2,363)	581	9,016
Our allowance for credit losses decreased during the year ended December 31, 2022, primarily due to improvement in the aging of accounts receivable and write-offs during 2022 of aged receivables primarily generated during the COVID-19 pandemic. The amount of write-offs during the year ended December 31, 2021 was higher than during 2020 as we temporarily suspended sending past due customer accounts to collections during the second and third quarters of 2020 due to payment delays related to COVID-19.
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
Below is a summary of the changes in our allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Deduction	Balance at end of year
2022	$1,780	$4,785	$(5,269)	$1,296
2021	1,276	6,967	(6,463)	1,780
2020	1,518	6,443	(6,685)	1,276
Advertising costs
We expense advertising costs as incurred, which were $16.5 million, $7.1 million and $3.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Restructuring costs
Restructuring costs include charges for the costs of exit or disposal activities. The liability for costs associated with exit or disposal activities is measured initially at fair value and only recognized when the liability is incurred.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, accrued expense and other current liabilities, and operating lease liabilities, net of current portion in our consolidated balance sheet as of December 31, 2022 and 2021.
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

80	2022 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Loss contingencies
We are subject to the possibility of various loss contingencies, including legal proceedings and claims, that arise in the normal course of business, as well as certain other non-ordinary course proceedings, claims and investigations, as described in Note 11 to these consolidated financial statements. We record an accrual for a loss contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and the estimation of damages are difficult to ascertain. These assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions that have been deemed reasonable by us. Although we believe we have substantial defenses in these matters, we could incur judgments or enter into settlements of claims that could have a material adverse effect on our consolidated financial position, results of operations or cash flows in any particular period.
(Loss) earnings per share
We compute basic (loss) earnings per share by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted (loss) earnings per share reflect the assumed exercise, settlement and vesting of all dilutive securities using the “treasury stock method” except when the effect is anti-dilutive. Potentially dilutive securities consist of shares issuable upon the exercise of stock options and stock appreciation rights and vesting of restricted stock awards and units.

3. Business Combinations and Dispositions
2022 Disposition
Blackbaud FIMS™ and DonorCentral® NXT
On September 9, 2022, we sold our Foundation Information Management System ("FIMS") and DonorCentral NXT solutions to Fusion Laboratories, LLC for cash proceeds of approximately $6.4 million, subject to closing adjustments. We expect the sale of these solutions to allow us to reduce complexity and focus on innovation within our core products as we execute our strategic growth plans. During the year ended December 31, 2022, we recognized a noncash impairment charge of $2.0 million against certain insignificant FIMS customer relationship intangible assets that were then held for sale. The impairment charge was recorded in general and administrative expense in our consolidated statements of comprehensive loss. During the year ended December 31, 2022, we recognized an insignificant loss on the disposal of FIMS held for sale assets and liabilities.
2022 Acquisition
Kilter
On August 19, 2022, we acquired all of the outstanding stock of Kilter, Inc., a Delaware corporation, pursuant to an agreement and plan of merger, for approximately $2.9 million in cash, subject to closing adjustments. The acquisition of Kilter's mobile application will allow us to expand activity-based peer-to-peer fundraising engagement, to support activity-based health and wellness initiatives for socially responsible companies, and to grow the ways individuals can connect with the causes they care about most through the activities they love. In addition to the consideration paid at closing, we may be required to pay up to a maximum of $3.0 million in additional cash consideration if during the two-year period commencing January 1, 2023 Kilter meets certain application participation targets. A liability for the contingent consideration was recorded at its acquisition-date fair value of $2.7 million in other liabilities in our consolidated balance sheet. Any change in the fair value of the contingent liability, or any change upon final settlement, will be recognized in income from operations. Fair values were also assigned to the other assets acquired and liabilities assumed, primarily consisting of goodwill and a finite-lived developed technology intangible asset, which will be amortized over an estimated useful life of three years. The fair values are based on our best estimates and assumptions as of the reporting date and are considered preliminary pending finalization. Insignificant acquisition-related costs, which primarily consisted of legal services, were recorded as general and administrative expense during the year ended December 31, 2022.

2022 Form 10-K	81

Blackbaud, Inc.
Notes to Consolidated Financial Statements
2021 Acquisition
EVERFI
On December 31, 2021, we acquired all of the outstanding equity securities, including all voting equity interests, of EVERFI, Inc., a Delaware corporation, pursuant to an agreement and plan of merger. The acquisition advanced our position as a leader in the rapidly evolving ESG and CSR spaces. We acquired the equity securities for approximately $441.8 million in cash consideration and 3,810,888 shares of our common stock, valued at approximately $301.0 million, for an aggregate purchase price of approximately $742.8 million, net of closing adjustments. The cash consideration and related expenses were funded primarily through cash on hand and new borrowings under the 2020 Credit Facility (as defined below). As a result of the acquisition, EVERFI has become a wholly owned subsidiary of ours. The operating results of EVERFI have been included in our consolidated financial statements from the date of acquisition. During the year ended December 31, 2021, we incurred insignificant acquisition-related expenses associated with the acquisition, which were recorded in general and administrative expense. In accordance with applicable accounting rules, we determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented. We finalized the purchase price allocation of EVERFI, including the valuation of assets acquired and liabilities assumed, during the fourth quarter of 2022.

4. Goodwill and Other Intangible Assets
The change in goodwill during 2022 consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2021	$1,058,640
Additions related to business combination(1)	3,610
Adjustments related to prior year business combination(2)	(2,232)
Adjustments related to dispositions(3)	(2,501)
Effect of foreign currency translation	(7,245)
Balance at December 31, 2022	$1,050,272
(1)See Note 3 to these consolidated financial statements for a discussion of our acquisition of Kilter.
(2)See Note 3 to these consolidated financial statements for a discussion of the measurement period adjustments during the year ended December 31, 2022 to the estimated fair value of the EVERFI assets acquired and liabilities assumed.
(3)See Note 3 to these consolidated financial statements for a summary of our disposition of Blackbaud FIMS and DonorCentral NXT.

82	2022 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
We have recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset and related amortization as of:

	December 31,
(dollars in thousands)	2022	2021
Finite-lived gross carrying amount
Customer relationships	$569,009	$606,409
Marketing assets	69,643	74,731
Developed technology	182,463	211,552
Content	17,900	17,900
Total finite-lived gross carrying amount	839,015	910,592
Accumulated amortization
Customer relationships	(146,948)	(151,258)
Marketing assets	(8,371)	(7,269)
Developed technology	(46,571)	(54,013)
Content	(1,989)	—
Total accumulated amortization	(203,879)	(212,540)
Intangible assets, net	$635,136	$698,052
During the year ended December 31, 2022, changes to the gross carrying amounts of intangible asset classes were primarily related to our business acquisitions and disposals as described in Note 3 to these consolidated financial statements, write-offs of fully amortized intangible assets and the effect of foreign currency translation.
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
The following table summarizes amortization expense of our finite-lived intangible assets:

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Included in cost of revenue:
Cost of recurring	$47,085	$33,132	$36,835
Cost of one-time services and other	1,407	1,680	2,133
Total included in cost of revenue	48,492	34,812	38,968
Included in operating expenses	2,925	2,227	2,915
Total amortization of intangibles from business combinations	$51,417	$37,039	$41,883

2022 Form 10-K	83

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of December 31, 2022:

Years ending December 31, (dollars in thousands)	Amortization expense
2023	55,426
2024	62,015
2025	65,552
2026	63,915
2027	59,755
Total	$306,663

5. (Loss) Earnings Per Share
The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Years ended December 31,
(dollars in thousands, except per share amounts)	2022	2021	2020
Numerator:
Net (loss) income	$(45,407)	$5,698	$7,717
Denominator:
Weighted average common shares	51,569,148	47,412,306	48,184,714
Add effect of dilutive securities:
Stock-based awards	—	818,132	511,627
Weighted average common shares assuming dilution	51,569,148	48,230,438	48,696,341
(Loss) earnings per share:
Basic	$(0.88)	$0.12	$0.16
Diluted	$(0.88)	$0.12	$0.16

Anti-dilutive shares excluded from calculations of diluted (loss) earnings per share	1,046,307	974,110	956,303
Diluted loss per share for the year ended December 31, 2022 was the same as basic loss per share as there was a net loss in the period and inclusion of potentially dilutive securities was anti-dilutive.

84	2022 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

6. Fair Value Measurements
Recurring fair value measurements
Financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair value as of December 31, 2022
Derivative instruments:
Interest rate swaps	$—	$31,870	$—	$31,870
Foreign currency forward contracts	—	247	—	247
Total financial assets	$—	$32,117	$—	$32,117

Fair value as of December 31, 2022
Derivative instruments:
Foreign currency forward contracts	$—	$323	$—	$323
Contingent consideration obligations	—	—	2,710	2,710
Total financial liabilities	$—	$323	$2,710	$3,033

Fair value as of December 31, 2021
Derivative instruments:
Interest rate swaps	$—	$7,160	$—	$7,160
Total financial assets	$—	$7,160	$—	$7,160
Our derivative instruments within the scope of Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, are required to be recorded at fair value. Our derivative instruments that are recorded at fair value include interest rate swaps and foreign currency forward contracts. See Note 10 to these consolidated financial statements for additional information about our derivative instruments.
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
Contingent consideration obligations arise from business acquisitions. The fair values are based on discounted cash flow analyses reflecting a probability-weighted assessment approach derived from the likelihood of possible achievement of specified performance measures or events and captures the contractual nature of the contingencies, commercial risk, and the time value of money. As the fair value measurements for our contingent consideration obligations contain significant unobservable inputs, they are classified within Level 3 of the fair value hierarchy. See Note 3 to these consolidated financial statements for additional information about our contingent consideration obligations.
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at December 31, 2022 and December 31, 2021, due to the immediate or short-term maturity of these instruments.

2022 Form 10-K	85

Blackbaud, Inc.
Notes to Consolidated Financial Statements
We believe the carrying amount of our debt approximates its fair value at December 31, 2022 and December 31, 2021, as the debt bears interest rates that approximate market value. As SOFR and LIBOR rates are observable at commonly quoted intervals, our debt under the 2020 Credit Facility (as defined below) is classified within Level 2 of the fair value hierarchy. Our fixed rate debt is also classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the years ended December 31, 2022, 2021 and 2020.
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
As more fully described in Note 7 and Note 11 to these consolidated financial statements, during the year ended December 31, 2022, we recorded noncash impairment charges of $2.3 million against certain previously capitalized software development costs, $2.0 million against certain insignificant customer relationship intangible assets that were held for sale, $1.0 million against certain operating lease ROU assets and insignificant impairment charges against certain property and equipment assets.
During the year ended December 31, 2021, we recorded impairment charges of $1.7 million against certain property and equipment assets and $3.6 million against certain operating lease ROU assets. See Notes 7 and 11, respectively, to these consolidated financial statements for additional details.
During the year ended December 31, 2020, we recorded impairment charges of $4.3 million against certain previously capitalized software development costs and $4.0 million against our operating lease ROU assets. See Notes 7 and 11, respectively, to these consolidated financial statements for additional details.
There were no other non-recurring fair value adjustments during 2022, 2021 and 2020 except for certain business combination accounting adjustments to the initial fair value estimates of the assets acquired and liabilities assumed at the acquisition date from updated estimates and assumptions during the measurement period. See Note 3 to these consolidated financial statements for additional details.

86	2022 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

7. Property and Equipment and Software and Content Development Costs
Property and equipment
Property and equipment consisted of the following as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2022	2021
Land	—	$9,548	$9,548
Building	39	61,284	61,284
Building improvements	7 - 20	10,874	10,874
Equipment	1 - 5	2,312	2,320
Computer hardware	1 - 5	47,886	47,768
Computer software	1 - 5	20,299	21,347
Construction in progress	—	3,500	2,135
Furniture and fixtures	2 - 7	3,264	2,658
Leasehold improvements	Lesser of lease term or estimated useful life	11,822	12,086
Total property and equipment		170,789	170,020
Less: accumulated depreciation		(63,363)	(58,592)
Property and equipment, net		$107,426	$111,428

Depreciation expense was $14.1 million, $14.4 million and $19.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
During the year ended December 31, 2022, we recorded insignificant noncash impairment charges against certain property and equipment assets. These impairment charges resulted primarily from our decision to cease using a portion of our leased office space and are reflected in general and administrative expense on the statements of comprehensive income.
During the year ended December 31, 2021, we recorded impairment charges of $1.7 million against certain property and equipment assets. These impairment charges resulted primarily from our decision to close our Austin office and are reflected in general and administrative expense on the statements of comprehensive income.
Software and content development costs
Software and content development costs consisted of the following as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2022	2021
Software development costs	3 - 7	$250,551	$196,337
Content development costs	5	3,409	—
Less: accumulated amortization		(112,937)	(74,960)
Software and content development costs, net		$141,023	$121,377
During the years ended December 31, 2022 and 2020, we recorded noncash impairment charges of $2.3 million and $4.3 million, respectively, against certain previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charges were reflected in general and administrative expense and cost of recurring revenue, respectively, on the statements of comprehensive income. These impairment charges resulted primarily from our decision to accelerate the end of customer support for certain solutions.

2022 Form 10-K	87

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Other changes to the gross carrying amount of software and content development costs were primarily related to qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those for our cloud solutions and online education curriculum, write-offs of fully amortized assets, and the effect of foreign currency translation.
Amortization expense related to software and content development costs was $36.8 million, $31.0 million and $31.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included primarily in cost of recurring.

8. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	December 31, 2022	December 31, 2021
Restricted cash due to customers	$700,611	$593,296
Letters of credit for operating leases	—	2,186
Real estate escrow balances and other	1,629	1,134
Total restricted cash	$702,240	$596,616
Prepaid expenses and other assets

(dollars in thousands)	December 31, 2022	December 31, 2021
Costs of obtaining contracts(1)(2)	$74,272	$78,465
Prepaid software maintenance and subscriptions(3)	34,766	28,880
Derivative instruments	32,117	7,160
Implementation costs for cloud computing arrangements, net(4)(5)	10,189	11,892
Unbilled accounts receivable	5,775	5,443
Prepaid insurance	4,902	5,363
Taxes, prepaid and receivable	1,855	3,986
Deferred tax assets	1,153	1,546
Receivables for probable insurance recoveries(6)(7)	—	18,202
Other assets	10,929	11,835
Total prepaid expenses and other assets	175,958	172,772
Less: Long-term portion	94,304	77,266
Prepaid expenses and other current assets	$81,654	$95,506
(1)Amortization expense from costs of obtaining contracts was $33.6 million, $35.5 million and $37.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in sales, marketing and customer success expense in our consolidated statements of comprehensive income.
(2)The current portion of costs of obtaining contracts as of December 31, 2022 and 2021 was $29.1 million and $30.2 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of December 31, 2022 and December 31, 2021 was $31.7 million and $24.7 million, respectively.
(4)These costs primarily relate to the multi-year implementations of our new global enterprise resource planning and customer relationship management systems.
(5)Amortization expense from capitalized cloud computing implementation costs was $2.2 million, $1.9 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Accumulated amortization for these costs was $5.2 million and $3.0 million as of December 31, 2022 and 2021, respectively.
(6)All receivables for probable insurance recoveries were classified as current.
(7)See discussion of the Security Incident at Note 11 to these consolidated financial statements.

88	2022 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Accrued expenses and other liabilities

(dollars in thousands)	December 31, 2022	December 31, 2021
Accrued legal costs(1)	$28,448	$11,724
Taxes payable(2)	16,667	19,777
Customer credit balances	8,257	8,403
Operating lease liabilities, current portion	7,723	9,170
Accrued commissions and salaries	6,944	7,872
Accrued transaction-based costs related to payments services	5,059	5,427
Contingent consideration liability(3)	2,710	—
Accrued health care costs	2,467	3,042
Accrued vacation costs	2,156	2,234
Accrued bonuses	2,026	5,829
Unrecognized tax benefit	266	1,248
Amounts payable to former EVERFI option holders(4)	—	17,404
Other liabilities	7,573	9,310
Total accrued expenses and other liabilities	90,296	101,440
Less: Long-term portion	4,294	1,344
Accrued expenses and other current liabilities	$86,002	$100,096
(1)All accrued legal costs are classified as current.
(2)We deferred payments of the employer's portion of Social Security taxes during 2020 under the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), half of which was due by the end of calendar year 2021 with the remainder due by the end of calendar year 2022.
(3)See discussion of our acquisition of Kilter at Note 3 to these consolidated financial statements.
(4)Represents amounts that had not been paid by EVERFI to its former option holders as of December 31, 2021, solely due to the timing of the acquisition on the last day of 2021. See Note 3 to these consolidated financial statements for additional information regarding our acquisition of EVERFI.
Other income, net

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Interest income	$1,746	$392	$1,660
Currency revaluation gains (losses)	4,635	(1,644)	(1,065)
Other income, net	2,332	1,432	1,063
Other income, net	$8,713	$180	$1,658

2022 Form 10-K	89

Blackbaud, Inc.
Notes to Consolidated Financial Statements

9. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Credit facility:
Revolving credit loans	$177,800	$260,000	5.18%	3.27%
Term loans	623,750	640,000	4.26%	3.02%
Real estate loans	58,189	59,480	5.22%	5.22%
Other debt	2,247	1,694	7.38%	5.00%
Total debt	861,986	961,174	4.52%	3.23%
Less: Unamortized discount and debt issuance costs	2,943	4,994
Less: Debt, current portion	18,802	18,697	6.45%	3.11%
Debt, net of current portion	$840,241	$937,483	4.48%	3.23%
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

90	2022 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
The 2020 Credit Facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. Financial covenants include a net leverage ratio and an interest coverage ratio. At December 31, 2022, we were in compliance with our debt covenants under the 2020 Credit Facility.
Under the terms of the 2020 Credit Facility, we are entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the Revolving Credit Facility and/or request additional incremental term loans in the aggregate principal amount of up to $250.0 million plus an amount, if any, such that the net leverage ratio shall be no greater than 3.25 to 1.00. At December 31, 2022, our available borrowing capacity under the 2020 Credit Facility was $319.8 million.

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

LIBOR Transition Amendment
On August 26, 2022, we entered into a LIBOR Transition Amendment (the "LIBOR Amendment"). The LIBOR Amendment amended the 2020 Credit Facility, as previously amended, to change the interest rate benchmark from LIBOR to SOFR (as defined therein). The LIBOR Amendment did not change any terms of the 2020 Credit Facility unrelated to reference rate reform.
After giving effect to both the First Amendment and the LIBOR Transition Amendment, dollar denominated loans under the 2020 Revolving Facility and the 2020 Term Loan bear interest based on, at our election, either (a) the Base Rate (as defined below) or (b) Term SOFR (as defined below), in each case, plus an applicable margin. "Base Rate" is defined as a rate per annum equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate announced by Bank of America, N.A., and (iii) Term SOFR plus 1.00%. "Term SOFR" is defined as a rate per annum equal to the forward-looking term rate based on the secured overnight financing rate plus a credit sensitive adjustment of 0.11448% for a one month tenor, 0.26161% for a three month tenor or 0.42826% for a six month tenor, as applicable, in each case, per annum. The applicable margin is adjusted quarterly based on our net leverage ratio and ranges from 0.375% to 1.50% for Base Rate loans and 1.375% to 2.50% for Term SOFR loans, in each case, per annum.
Sterling denominated loans under the 2020 Revolving Facility bear interest based on SONIA plus an applicable margin. "SONIA" is defined as a rate per annum equal to the Sterling Overnight Index Average Reference Rate published on the fifth Business Day preceding such date on the applicable Reuters screen page plus a credit sensitive adjustment of 0.0326% per annum. The applicable margin is adjusted quarterly based on our net leverage ratio and ranges from 1.375% to 2.50% per annum.
We also pay a quarterly commitment fee on the unused portion of the 2020 Revolving Facility from 0.250% to 0.50% per annum, depending on our net leverage ratio.
At December 31, 2022, the applicable margin for Term SOFR, SONIA and other Eurocurrency Rate loans under the 2020 Credit Facility was 2.125% and the commitment fee applicable to the 2020 Revolving Facility was 0.375%.
First Incremental Term Loan
On December 31, 2021, we entered into the First Incremental Term Loan Agreement (the "Incremental Amendment"). The Incremental Amendment amends the 2020 Credit Facility and, among other things, provides for a $250.0 million incremental term loan (the “2021 Incremental Term Loan”).

2022 Form 10-K	91

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The 2021 Incremental Term Loan bears interest based on, at our election, either (a) the Base Rate (2021 Incremental) (as defined below), (b) Daily SOFR Rate (as defined below) or (c) Term SOFR (2021 Incremental) (as defined below), in each case, plus an applicable margin. "Base Rate (2021 Incremental)" is defined as a rate per annum equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate announced by Bank of America, N.A., and (iii) Daily SOFR Rate plus 1.00%. “Daily SOFR Rate” is defined as a rate per annum equal to secured overnight financing rate plus a credit sensitive adjustment of 0.10%. "Term SOFR (2021 Incremental)" is defined as a rate per annum equal to the forward-looking term rate based on the secured overnight financing rate plus a credit sensitive adjustment of 0.10% for a one month tenor, 0.15% for a three month tenor or 0.25% for a six month tenor, as applicable, in each case, per annum. The applicable margin is adjusted quarterly based on our net leverage ratio and ranges from 0.375% to 1.50% for Base Rate (2021 Incremental) loans and 1.375% to 2.50% for Daily SOFR Rate loans and Term SOFR (2021 Incremental) loans, in each case, per annum. The 2021 Incremental Term Loan matures in October 2025, which is the maturity date of the existing term loan under the 2020 Credit Facility, and is otherwise subject to substantially the same terms and conditions as the existing term loan under the 2020 Credit Facility.
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
As of December 31, 2022, deferred financing costs totaling $0.9 million were included in other assets on our consolidated balance sheets.
Financing for EVERFI acquisition
On December 31, 2021, we acquired EVERFI for approximately $441.8 million in cash consideration and 3,810,888 shares of the company's common stock, valued at approximately $301.0 million, for an aggregate purchase price of approximately $742.8 million, net of closing adjustments. We financed the cash consideration and related expenses through cash on hand and new borrowings under the 2020 Credit Facility, including $250.0 million under the First Incremental Term Loan (as defined above).
Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the Seller’s obligations under (i) a 5.12% Senior Secured Note, Series A1, in the outstanding principal amount of $49.1 million, dated May 2, 2018, and (ii) a 5.61% Senior Secured Note, Series A2, in the outstanding principal amount of $12.0 million, dated May 2, 2018, or an aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). The Series A1 Note provides that we will pay the remaining principal amount due thereunder together with interest thereon at the rate indicated above, in monthly installments until it matures in April 2038. The Series A2 Note provides that we pay interest only in monthly installments at the rate indicated above with the principal amount due at maturity in April 2038. The Real Estate Loans are secured by a first priority lien on the real property constituting the global headquarters facility. Our assumption of the Real Estate Loans was a noncash investing and financing transaction and is reflected in our supplemental disclosure of cash flow information. At December 31, 2022, we were in compliance with our debt covenants under the Real Estate Loans.
Other debt
From time to time, we enter into third-party financing agreements for purchases of software and related services for our internal use. Generally, the agreements are non-interest-bearing notes requiring annual payments. Interest associated with the notes is imputed at the rate we would incur for amounts borrowed under our then-existing credit facility at the inception of the notes. Our assumption of these loans are noncash financing transactions and are reflected in our supplemental disclosure of cash flow information.

92	2022 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table summarizes our currently effective financing agreements as of December 31, 2022:

(dollars in thousands)	Term in Months	Number of Annual Payments	First Annual Payment Due	Original Loan Value
Effective dates of agreements:
December 2019	51	4	January 2020	$2,150
December 2022	39	3	January 2023	1,710
As of December 31, 2022, the required annual maturities related to the 2020 Credit Facility, the Real Estate Loans and our other debt were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2023	$18,802
2024	18,429
2025	771,403
2026	1,969
2027	2,166
Thereafter	49,217
Total required maturities	$861,986

10. Derivative Instruments
We generally use derivative instruments to manage our interest rate and foreign currency exchange risk. We currently have derivatives classified as cash flow hedges and net investment hedges. We do not enter into any derivatives for trading or speculative purposes.
All of our derivative instruments are governed by International Swap Dealers Association, Inc. ("ISDA") master agreements with our counterparties. As of December 31, 2022 and December 31, 2021, we have presented the fair value of our derivative instruments at the gross amounts in the consolidated balance sheet as the gross fair values of our derivative instruments equaled their net fair values.
Cash flow hedges
We have entered into interest rate swap agreements, which effectively convert portions of our variable rate debt under the 2020 Credit Facility to a fixed rate for the term of the swap agreements. We designated each of the interest rate swaps as cash flow hedges at the inception of the contracts. As of December 31, 2022 and December 31, 2021, the aggregate notional values of the interest rate swaps were $435.0 million. All of the contracts have maturities on or before October 2024.
During the three months ended September 30, 2022, we entered into foreign currency forward contracts to hedge revenues denominated in the Canadian Dollar ("CAD") against changes in the exchange rate with the United States Dollar ("USD"). We designated each of the forwards as cash flow hedges at the inception of the contracts. As of December 31, 2022, the aggregate notional values of the foreign currency forward contracts designated as cash flow hedges that we held to buy USD in exchange for Canadian Dollars were $22.6 million CAD. All of the contracts have maturities of 12 months or less. We did not have foreign currency forward contracts as of December 31, 2021.
Net investment hedges
We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds ("GBP") into USD. We designated each of these foreign currency forward contracts as net investment hedges at the inception of the contracts. As of December 31, 2022, we had £11.2 million of foreign currency forward contracts designated as net investment hedges to reduce the volatility of the U.S. dollar value of a portion of our GBP-denominated investments.

2022 Form 10-K	93

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The fair values of our derivative instruments were as follows as of:

		Asset derivatives			Liability Derivatives
(dollars in thousands)	Balance sheet location	December 31, 2022	December 31, 2021	Balance sheet location	December 31, 2022	December 31, 2021
Derivative instruments designated as hedging instruments:
Foreign currency forward contracts, current portion	Prepaid expenses and other current assets	$247	$—	Accrued expenses and other current liabilities	$323	$—
Interest rate swaps, long-term	Other assets	31,870	7,160	Other liabilities	—	—
Total derivative instruments designated as hedging instruments		$32,117	$7,160		$323	$—
The effects of derivative instruments in cash flow hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive income as of	Location of gain (loss) reclassified from accumulated other comprehensive income into (loss) income	Gain (loss) reclassified from accumulated other comprehensive income into (loss) income
(dollars in thousands)	December 31, 2022		Year ended December 31, 2022
Cash Flow Hedges
Interest rate swaps	$31,870	Interest expense	$5,520
Foreign currency forward contracts	$247	Revenue	$165
Net Investment Hedge
Foreign currency forward contracts	$(323)		$—

	December 31, 2021		Year ended December 31, 2021
Cash Flow Hedges
Interest rate swaps	$7,160	Interest expense	$(3,714)

	December 31, 2020		Year ended December 31, 2020
Interest rate swaps	$(4,159)	Interest expense	$(3,827)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Excluding net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) is reclassified from accumulated other comprehensive income (loss) to current earnings. For net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to translation adjustment, a component of accumulated other comprehensive income (loss), and recognized in earnings only when the hedged GBP investment is liquidated. The estimated accumulated other comprehensive income as of December 31, 2022 that is expected to be reclassified into earnings within the next twelve months is $19.5 million. There were no ineffective portions of our interest rate swap or foreign currency forward derivatives during the years ended December 31, 2022, 2021 and 2020. See Note 14 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component. We classify cash flows related to derivative instruments as operating activities in the consolidated statements of cash flows.
We did not have any undesignated derivative instruments during 2022, 2021 and 2020.

94	2022 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

11. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. In August 2020, we completed the purchase of our global headquarters facility that we previously leased. As of December 31, 2022, we had operating leases for equipment that had not yet commenced with future rent payments of $3.1 million. These operating leases are expected to commence during 2023 with lease terms of 3 years.
With the acquisition of EVERFI, we assumed a lease for office space in Washington, D.C. At December 31, 2022, we had a standby letter of credit of $2.1 million for a security deposit for this lease.
The following table summarizes the components of our lease expense:

	Year ended December 31,
(dollars in thousands)	2022	2021	2020
Operating lease cost(1)	$9,501	$9,636	$41,210
Variable lease cost	1,670	2,478	4,266
Sublease income	(2,763)	(1,516)	(3,120)
Net lease cost	$8,408	$10,598	$42,356
(1)Includes short-term lease costs, which were immaterial.
During the twelve months ended December 31, 2022, we recorded noncash impairment charges of $1.0 million against certain operating lease ROU assets resulting primarily from our decision to cease using a portion of our leased office space. These charges are reflected in general and administrative expense on the statements of comprehensive income.
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

2022 Form 10-K	95

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Maturities of our operating lease liabilities as of December 31, 2022 were as follows:

Years ending December 31, (dollars in thousands)	Operating leases
2023	$9,978
2024	7,699
2025	6,659
2026	6,104
2027	6,207
Thereafter	26,790
Total lease payments	63,437
Less: Amount representing interest	10,796
Present value of future payments	$52,641
Our ROU assets and lease liabilities are included in the following line items in our consolidated balance sheet:

(dollars in thousands)	December 31, 2022	December 31, 2021
Operating leases
Operating lease ROU assets	$45,899	$53,883

Accrued expenses and other current liabilities	$7,723	$9,170
Operating lease liabilities, net of current portion	44,918	53,386
Total operating lease liabilities	$52,641	$62,556
The weighted average remaining lease terms and discount rates were as follows:

(dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Operating leases
Weighted average remaining lease term (years)	8.5	8.9	4.6
Weighted average discount rate	4.63%	4.68%	5.70%
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
(dollars in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$11,439	$11,338	$26,713
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	—	5,358	11,002
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

96	2022 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of December 31, 2022, the remaining aggregate minimum purchase commitment under these arrangements was approximately $294.4 million through 2027.
Solution and service indemnifications
In the ordinary course of business, we provide certain indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our solutions or services. We have not identified any losses that might be covered by these indemnifications
Legal proceedings
We are subject to legal proceedings and claims that arise in the ordinary course of business, as well as certain other non-ordinary course proceedings, claims and investigations, as described below. We record an accrual for a loss contingency when it is both probable that a material liability has been incurred and the amount of the loss can be reasonably estimated. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For proceedings in which an unfavorable outcome is reasonably possible but not probable and an estimate of the loss or range of losses arising from the proceeding can be made, we disclose such an estimate, if material. If such a loss or range of losses is not reasonably estimable, we disclose that fact. We review any such loss contingency accruals at least quarterly and adjust them to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. We recognize insurance recoveries, if any, when they are probable of receipt. All associated costs due to third-party service providers and consultants, including legal fees, are expensed as incurred.
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
Security incident
As previously disclosed, we are subject to risks and uncertainties as a result of a ransomware attack against us in May 2020 in which a cybercriminal removed a copy of a subset of data from our self-hosted environment (the "Security Incident"). Based on the nature of the Security Incident, our research and third party (including law enforcement) investigation, we do not believe that any data went beyond the cybercriminal, has been misused, or has been disseminated or otherwise made available publicly. Our investigation into the Security Incident by our cybersecurity team and third-party forensic advisors remains ongoing.
As a result of the Security Incident, we are currently subject to certain legal proceedings, claims and investigations, as discussed below, and could be the subject of additional legal proceedings, claims, inquiries and investigations in the future that might result in adverse judgments, settlements, fines, penalties or other resolution. To limit our exposure to losses related to claims against us, including data breaches such as the Security Incident, we maintain $50 million of insurance above a $250 thousand deductible payable by us. As noted below, this coverage has reduced our financial exposure related to the Security Incident.
We recorded expenses and offsetting probable insurance recoveries related to the Security Incident as follows:

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Gross expense	$57,614	$40,561	$9,830
Offsetting probable insurance recoveries	(1,891)	(38,745)	(9,364)
Net expense	$55,723	$1,816	$466

2022 Form 10-K	97

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following summarizes our cumulative expenses, insurance recoveries recognized and insurance recoveries paid as of:

(dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Cumulative gross expense	$108,005	$50,391	$9,830
Cumulative offsetting insurance recoveries recognized	(50,000)	(48,109)	(9,364)
Cumulative net expense	$58,005	$2,282	$466

Cumulative offsetting insurance recoveries paid	$(50,000)	$(29,968)	$(3,075)
Recorded expenses have consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims and accruals for certain loss contingencies. Not included in the expenses discussed above were costs associated with enhancements to our cybersecurity program. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our consolidated statements of comprehensive income and as operating activities on our consolidated statements of cash flows. Total costs related to the Security Incident exceeded the limit of our insurance coverage during the first quarter of 2022. We expect to continue to experience significant expenses related to our response to the Security Incident, resolution of legal proceedings, claims and investigations, including those discussed below, and our efforts to further enhance our cybersecurity measures. For full year 2022, we incurred net pre-tax expense of $32.7 million and had net cash outlays of $20.9 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees, are expensed as incurred. For full year 2023, we currently expect net pre-tax expense of approximately $20.0 million to $30.0 million and net cash outlays of approximately $25.0 million to $35.0 million for ongoing legal fees related to the Security Incident.
As of December 31, 2022, we have recorded approximately $23.0 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain governmental agencies related to the Security Incident that we believe we can reasonably estimate. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of December 31, 2022 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgement, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
Customer claims. To date, we have received approximately 260 specific requests for reimbursement of expenses, approximately 200 (or 77%) of which have been fully resolved and closed. We have also received approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident. We have also received notices of proposed claims on behalf of a number of UK data subjects, which we are reviewing. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us, and certain insurance companies have filed subrogation claims in court. Customer and insurer subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. Our review of customer and subrogation claims includes analyzing individual customer contracts into which we have entered, the specific claims made and applicable law.
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

98	2022 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Lawsuits that are putative class actions require a plaintiff to satisfy a number of procedural requirements before proceeding to trial. These requirements include, among others, demonstration to a court that the law proscribes in some manner our activities, the making of factual allegations sufficient to suggest that our activities exceeded the limits of the law and a determination by the court—known as class certification—that the law permits a group of individuals to pursue the case together as a class. If these procedural requirements are not met, the lawsuit cannot proceed as a class action and the plaintiff may lose the financial incentive to proceed with the case. We are currently engaged in court proceedings to determine whether this will proceed as a class action. Frequently, a court’s determination as to these procedural requirements is subject to appeal to a higher court. As a result of these uncertainties, we may be unable to determine the probability of loss until, or after, a court has finally determined that a plaintiff has satisfied the applicable class action procedural requirements.
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
Governmental investigations. To date, we have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 49 state Attorneys General and the District of Columbia, a separate Civil Investigative Demand from the office of the Indiana Attorney General and a separate Civil Investigative Demand from the office of the California Attorney General relating to the Security Incident. We have been in discussions, directly with certain Attorneys General or indirectly through an executive committee of the multi-state group of Attorneys General, about potential resolution of issues arising from these investigations. Although we are hopeful that we can resolve these matters on acceptable terms, there is no assurance that we will be able to do so on terms acceptable to us and to any or all such states.
We also are subject to the following pending governmental actions:
•an investigation by the U.S. Federal Trade Commission;
•a formal investigation by the SEC;
•an investigation by the U.S. Department of Health and Human Services;
•an investigation by the Office of the Australian Information Commissioner; and
•an investigation by the Office of the Privacy Commissioner of Canada.
We have been in discussions with the SEC Staff about potential resolution of issues arising from their investigation. Although we are hopeful that we can resolve the matter on acceptable terms, there is no assurance that we will be able to resolve the matter on terms acceptable to us and the SEC.
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
We continue to cooperate with all ongoing investigations, which include various requests for documents, policies, narratives and communications, as well as requests to interview or depose various Company-related personnel. As noted above, each of these separate governmental investigations could result in adverse judgements, settlements, fines, penalties or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.

2022 Form 10-K	99

Blackbaud, Inc.
Notes to Consolidated Financial Statements

12. Income Taxes
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the U.K., Australia, Ireland and Costa Rica. We are generally subject to U.S. federal income tax examination for calendar tax years 2019 through 2022 as well as state and foreign income tax examinations for various years depending on statutes of limitations of those jurisdictions.
The following summarizes the components of income tax expense (benefit):

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Current taxes:
U.S. Federal	$3,485	$(2,499)	$(407)
U.S. State and local	5,708	(257)	1,563
International	7,283	6,570	3,904
Total current taxes	16,476	3,814	5,060
Deferred taxes:
U.S. Federal	(16,880)	(4,615)	(1,064)
U.S. State and local	(9,319)	222	7,725
International	(445)	1,964	2,176
Total deferred taxes	(26,644)	(2,429)	8,837
Total income tax (benefit) provision	$(10,168)	$1,385	$13,897
The following summarizes the components of income before provision for income taxes:

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
U.S.	$(91,493)	$(23,180)	$(4,112)
International	35,918	30,263	25,726
Income before provision for income taxes	$(55,575)	$7,083	$21,614

100	2022 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
A reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate our income tax provision (benefit) is as follows:

	Years ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State income taxes, net of federal benefit	1.5	4.4	5.9
Change in foreign income tax rate applied to deferred tax balances	0.1	42.6	4.0
Change in state income tax rate applied to deferred tax balances	1.8	2.3	0.1
Nondeductible security incident-related fines or penalties	(8.7)	—	—
Section 162(m) limitation	(6.4)	75.0	17.5
Stock-based compensation	(6.3)	(36.2)	(1.2)
Change in valuation reserve (primarily state credit reserves)	(5.4)	26.1	38.2
GILTI inclusion	(2.6)	—	1.3
Nondeductible meals, entertainment and transportation	(0.7)	1.1	3.3
Acquisition costs	—	8.7	—
DTA Adjustment – NOLs	—	—	(3.3)
Unrecognized tax benefit	0.5	(32.7)	1.3
Foreign tax rate	1.0	(6.0)	(1.7)
Return to accrual adjustment	1.4	(4.2)	(4.1)
FDII benefit	2.3	—	—
State credits, net of federal benefit	7.2	(32.6)	(2.3)
Federal credits generated	11.5	(54.5)	(17.4)
Other	0.1	4.6	1.7
Income tax provision effective rate	18.3%	19.6%	64.3%
The decrease in our effective income tax rate for year ended December 31, 2022, when compared to the same period in 2021, was primarily attributable to current-year non-deductible accruals for loss contingencies related to the Security Incident, stock-based compensation shortfall partially offset by increased tax credits and impact of tax rate decreases. The 2021 effective income tax rate was positively impacted by benefit attributable to stock-based compensation windfall net of tax expense resulting from impact of UK corporate rate increase. The year-on-year comparison is further impacted by 2022 pre-tax loss versus income in prior periods.

2022 Form 10-K	101

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in thousands)	2022	2021
Deferred tax assets relating to:
Federal and state and foreign net operating loss carryforwards	$10,369	$21,456
Federal, state and foreign tax credits	50,194	52,283
Stock-based compensation	21,166	21,432
Operating leases	14,024	23,795
Allowance for credit losses	1,803	2,524
Intangible assets	561	1,070
Deferred revenue	1,820	1,057
Accrued bonuses	455	218
Capitalized R&D and software costs	12,166	—
Other	6,293	13,515
Total deferred tax assets	118,851	137,350
Deferred tax liabilities relating to:
Intangible assets	(161,836)	(168,392)
Capitalized software and content development costs	—	(31,326)
Costs of obtaining contracts	(16,287)	(18,046)
Operating leases	(11,721)	(23,582)
Fixed assets	(9,827)	(8,483)
Other	(9,016)	(2,515)
Total deferred tax liabilities	(208,687)	(252,344)
Valuation allowance	(34,769)	(31,974)
Net deferred tax liability	$(124,605)	$(146,968)
As of December 31, 2022, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $31.1 million, $5.3 million and $38.3 million, respectively. Of our federal net operating loss carryforwards, $13.8 million are subject to expiration beginning in 2023 while the remainder have an unlimited carryforward period. The state net operating loss carryforwards are subject to various applicable state tax laws. If not utilized, the state net operating loss carryforwards will expire over various periods beginning in 2023. Of our foreign net operating loss carryforwards, $62 thousand expires in 2024 with the remainder having an unlimited carryforward period. Our federal tax credit carryforwards for income tax purposes were approximately $16.9 million. Our state tax credit carryforwards for income tax purposes were approximately $36.1 million, net of federal benefit. If not utilized, the federal tax credit carryforwards will begin to expire in 2039 and the state tax credit carryforwards will begin to expire in 2023. A portion of the foreign and state net operating loss carryforwards and state credit carryforwards have a valuation reserve due to management's uncertainty regarding the future ability to use such carryforwards.
The Tax Cuts and Jobs Act requires taxpayers to capitalize and amortize research and experimental expenditures under Section 174 of the Internal Revenue Code for tax years beginning after December 31, 2021. Accordingly, our historic deferred tax liability attributable to capitalized software has become a deferred tax asset as a result of capitalization for tax purposes.

102	2022 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table illustrates the change in our deferred tax asset valuation allowance:

Years ended December 31, (dollars in thousands)	Balance at beginning of year	Acquisition- related change	Charges to expense	Balance at end of year
2022	$31,974	$—	$2,795	$34,769
2021	29,184	893	1,897	31,974
2020	6,453	—	22,731	29,184
The following table sets forth the change to our unrecognized tax benefit for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Balance at beginning of year	$3,651	$4,625	$4,346
Increases from prior period positions	89	6	414
Decreases in prior year positions	(908)	(57)	(614)
Increases from current period positions	629	1,751	491
Settlements (payments)	—	(1,192)	—
Lapse of statute of limitations	(378)	(1,482)	(12)
Balance at end of year	$3,083	$3,651	$4,625
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $3.1 million at December 31, 2022. Certain prior period amounts relating to our 2014 acquisitions were covered under indemnification agreements and, therefore, had a corresponding indemnification asset. Due to lapse of statute of limitations, the indemnified unrecognized tax benefit was released in 2022 resulting in income tax benefit with offsetting expense included in pretax income from corresponding release of indemnification asset. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2022 and December 31, 2021 was insignificant. The total amount of interest and penalties included in the consolidated statements of comprehensive income as an increase or decrease in income tax expense for 2022, 2021 and 2020 was insignificant.
We have taken federal and state tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2022 was insignificant.
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

13. Stock-based Compensation
Employee stock-based compensation plans
Under the 2016 Equity and Incentive Compensation Plan Amended and Restated as of June 9, 2022 (the "2016 Equity Plan"), we may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards and cash incentive awards to employees, directors and consultants. Our Compensation Committee of the Board of Directors administers this plan and the stock-based awards are granted under terms determined by it.
The total number of authorized stock-based awards available under our plan was 2,875,892 as of December 31, 2022. We issue common stock from our pool of authorized stock upon exercise of stock options and stock appreciation rights, vesting of restricted stock units or upon granting of restricted stock.

2022 Form 10-K	103

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Recently, we have issued three types of awards under our plans: restricted stock awards, time-based restricted stock units, and performance-based restricted stock units. The following table sets forth the number of awards outstanding for each award type as of:

	Outstanding at December 31,
Award type	2022	2021
Restricted stock awards	1,345,608	1,192,810
Time-based restricted stock units	455,708	336,199
Performance-based restricted stock units	1,104,260	943,071
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
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Years ended December 31,
(in thousands)	2022	2021	2020
Included in cost of revenue:
Cost of recurring	$11,258	$12,405	$5,793
Cost of one-time services and other	3,178	7,547	7,581
Total included in cost of revenue	14,436	19,952	13,374
Included in operating expenses:
Sales, marketing and customer success	21,409	20,283	15,514
Research and development	24,207	27,080	18,527
General and administrative	50,242	53,064	39,842
Total included in operating expenses	95,858	100,427	73,883
Total stock-based compensation expense	$110,294	$120,379	$87,257
The total amount of compensation cost related to unvested awards not recognized was $93.0 million at December 31, 2022. It is expected that this amount will be recognized over a weighted average period of 1.3 years.

104	2022 Form 10-K

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
The following table summarizes our unvested restricted stock awards as of December 31, 2022, and changes during the year then ended:

Restricted stock awards	Restricted stock awards	Weighted average grant-date fair value	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2022	1,192,810	$78.73
Granted	846,295	60.90
Forfeited	(179,686)	69.29
Vested	(513,811)	79.83
Unvested at December 31, 2022	1,345,608	68.09	$79,202
(1)The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of restricted stock awards that vested during the years ended December 31, 2022, 2021 and 2020 was $41.0 million, $38.5 million and $39.9 million, respectively. The weighted average grant-date fair value of restricted stock awards granted during the years ended December 31, 2021 and 2020 was $77.39 and $77.16, respectively.
Restricted stock units
We have also granted restricted stock units subject to certain restrictions under the 2016 Equity Plan. Restricted stock units granted to employees vest in equal annual installments generally over 3 years from the grant date subject to the recipient’s continued employment with us. We have also granted restricted stock units for which vesting is subject to meeting certain performance conditions. The fair market value of the stock at the time of the grant is amortized to expense on a straight-line basis over the period of vesting except for awards with performance conditions, which are amortized on an accelerated basis over the period of vesting.
The following table summarizes our unvested, time-based restricted stock units as of December 31, 2022, and changes during the year then ended:

Time-based restricted stock units	Restricted stock units	Weighted average grant-date fair value	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2022	336,199	$77.99
Granted	287,198	62.38
Forfeited	(48,343)	65.80
Vested	(119,346)	77.59
Unvested at December 31, 2022	455,708	68.81	$26,823
(1)The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of time-based restricted stock units that vested during the years ended December 31, 2022, 2021 and 2020 was $9.3 million, $9.4 million and $1.7 million, respectively. The weighted average grant date fair value of time-based restricted stock units granted for the years ended December 31, 2021 and 2020 was $77.74 and $56.66, respectively.

2022 Form 10-K	105

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table summarizes our unvested, performance-based restricted stock units as of December 31, 2022, and changes during the year then ended:

Performance-based restricted stock units	Restricted stock units	Weighted average grant-date fair value	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2022	943,071	$73.62
Granted	977,377	61.79
Forfeited	(114,071)	63.47
Vested	(702,117)	71.93
Unvested at December 31, 2022	1,104,260	64.94	$64,997
(1)The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of performance-based restricted stock units that vested during the years ended December 31, 2022, 2021 and 2020 was $50.5 million, $44.9 million, and $17.2 million, respectively. The weighted average grant date fair value of performance-based restricted stock units granted for the years ended December 31, 2021 and 2020 was $71.91 and $60.21, respectively.

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
We account for purchases of treasury stock under the cost method. During the year ended December 31, 2022, we did not purchase any shares. In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock. The remaining amount available to purchase stock under the stock repurchase program was $250.0 million as of December 31, 2022.

106	2022 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Years ended December 31,
(in thousands)	2022	2021	2020
Accumulated other comprehensive income (loss), beginning of period	$6,522	$(2,497)	$(5,290)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income (loss) balance, beginning of period	$5,257	$(3,101)	$(1,323)
Other comprehensive (loss) income before reclassifications, net of tax effects of $(8,068), $(1,982) and $1,625	22,772	5,617	(4,602)
Amounts reclassified from accumulated other comprehensive income (loss)	(5,685)	3,714	3,827
Tax expense (benefit) included in provision for income taxes	1,489	(973)	(1,003)
Total amounts reclassified from accumulated other comprehensive income (loss)	(4,196)	2,741	2,824
Net current-period other comprehensive income (loss)	18,576	8,358	(1,778)
Accumulated other comprehensive income (loss) balance, end of period	$23,833	$5,257	$(3,101)
Foreign currency translation adjustment:
Accumulated other comprehensive income (loss) balance, beginning of period	$1,265	$604	$(3,967)
Translation adjustment	(16,160)	661	4,571
Accumulated other comprehensive (loss) income balance, end of period	(14,895)	1,265	604
Accumulated other comprehensive income (loss), end of period	$8,938	$6,522	$(2,497)

15. Defined Contribution Plan
We have a defined contribution 401(k) plan (the "401K Plan") covering substantially all employees. Employees were able to contribute between 1% and 75% of their salaries in 2022, 2021 and 2020. We match 50% of qualified employees’ contributions up to 6% of their salary. The 401K Plan also provides for additional employer contributions to be made at our discretion. We suspended our 401(k) match program between April 1, 2020 and December 31, 2020 in response to COVID-19. Total matching contributions to the 401K Plan for the years ended December 31, 2022, 2021 and 2020 were $9.3 million, $6.5 million and $1.9 million, respectively.
In December 2020, we made a discretionary matching contribution to eligible employees 401(k) plans totaling $1.2 million, given our financial performance during the fourth quarter. There were no discretionary contributions by us to the 401K Plan in 2022 and 2021.

16. Segment Information
Our chief operating decision maker is our chief executive officer ("CEO"). Our chief operating decision maker uses consolidated financial information to make operating decisions, assess financial performance and allocate resources. We have one operating segment and one reportable segment.

2022 Form 10-K	107

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table presents long-lived assets by geographic region based on the location of the assets. For purposes of this disclosure, long-lived assets includes property and equipment, net and operating lease ROU assets.

	Years ended December 31,
(dollars in thousands)	2022	2021
United States	$151,656	$163,241
Other countries	1,669	2,070
Total long-lived assets	$153,325	$165,311
See Note 17 to these consolidated financial statements for information about our revenues by geographic region.

17. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of December 31, 2022, approximately $1.0 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
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
Contract balances
Our contract assets as of December 31, 2022 and December 31, 2021 were insignificant. Our closing balances of deferred revenue were as follows:

(in thousands)	December 31, 2022	December 31, 2021
Total deferred revenue	$385,236	$378,746
The increase in deferred revenue during 2022 was primarily due to new subscription sales of our cloud solutions and, to a lesser extent, progress in initiatives to bring our pricing in line with the market. The amount of revenue recognized during 2022 that was included in the deferred revenue balance at the beginning of the period was approximately $339 million. The amount of revenue recognized during 2022 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the address of our customers:

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
United States	$896,116	$777,333	$772,188
United Kingdom	101,026	89,688	84,121
Other countries	60,963	60,719	56,910
Total revenue	$1,058,105	$927,740	$913,219

108	2022 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
During the third quarter of 2022, we reorganized our market groups. The Social Sector and Corporate Sector market groups comprised our go-to-market organizations as of December 31, 2022. The following is a description of each market group as of that date:
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
The following table presents our revenue by market group:

	Years ended December 31,
(dollars in thousands)	2022	2021(1)	2020(1)
Social Sector	$907,197	$889,755	$873,878
Corporate Sector	150,908	37,985	39,341
Total revenue	$1,058,105	$927,740	$913,219
(1)Due to the market group changes discussed above, we have recast our revenue by market group for the years ended December 31, 2021 and 2020 to present them on a consistent basis with the current year.
The following table presents our recurring revenue by type:

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Contractual recurring	$709,097	$601,397	$591,272
Transactional recurring	302,636	279,453	259,473
Total recurring revenue	$1,011,733	$880,850	$850,745
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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended December 31, 2022 with respect to our operations that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

2022 Form 10-K	109

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

110	2022 Form 10-K

Blackbaud, Inc.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Election of Directors,” “Information Regarding Meetings of the Board and Committees,” “Delinquent Section 16(a) Reports,” and “Code of Business Conduct and Ethics and Code of Ethics,” contained in Blackbaud’s Proxy Statement for the 2023 Annual Meeting of Stockholders expected to be held on June 14, 2023, except for "Information about our Executive Officers" which is set forth in Part I of this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information under the captions "Director Compensation," “Executive Compensation,” “Compensation Discussion and Analysis,” “2022 Summary Compensation Table,” "CEO Pay Ratio" and "Pay Versus Performance" contained in Blackbaud’s Proxy Statement for the 2023 Annual Meeting of Stockholders expected to be held on June 14, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from information under the captions “Stock Ownership” and "Equity Compensation Plan Information" contained in Blackbaud’s Proxy Statement for the 2023 Annual Meeting of Stockholders expected to be held on June 14, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information under the captions “Transactions with Related Persons,” and “Independence of Directors” contained in Blackbaud’s Proxy Statement for the 2023 Annual Meeting of Stockholders expected to be held on June 14, 2023.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report,” contained in Blackbaud’s Proxy Statement for the 2023 Annual Meeting of Stockholders expected to be held on June 14, 2023.

2022 Form 10-K	111

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
3.Exhibits
The exhibits listed below are filed or incorporated by reference as part of this report:

		Filed In
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1/A	4/6/2004	2.1
2.2	Purchase Agreement, dated August 30, 2014, by and among MicroEdge Holdings, LLC, Blackbaud, Inc, direct and indirect holders of all of the outstanding equity interests of MicroEdge Holdings, LLC, and VFF I AIV I, L.P., as Sellers’ Representative	8-K	10/2/2014	10.76
2.3	Unit Purchase Agreement, dated as of August 10, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.78
2.4	Amendment, Consent and Waiver, Agreement dated as of October 2, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.79
2.5	Agreement and Plan of Merger, dated as of December 30, 2021, by and among Blackbaud, Inc., Project Montessori Acquisition, Inc., EverFi, Inc. and Eon Stockholder Representative, LLC	8-K	1/3/2022	2.1
3.1	Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	DEF 14A	4/30/2009
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Blackbaud, Inc.	8-K	10/11/2022	3.1
3.3	Amended and Restated Bylaws of Blackbaud, Inc. dated August 24, 2022	8-K	8/25/2022	3.1
4.1	Description of Capital Stock				X
4.2	Stockholder Rights Agreement, dated as of October 7, 2022, between Blackbaud, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	10/11/2022	4.1

112	2022 Form 10-K

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.1	†	Form of Employment Agreement between Blackbaud, Inc. and each of Anthony W. Boor and Kevin W. Mooney	10-K	2/27/2013	10.65
10.2	†	Form of Employment Agreement between Blackbaud, Inc. and Jon W. Olson	10-K	2/27/2013	10.65
10.3	†	Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan	DEF 14A	4/26/2016	Appendix C
10.4		Lease Agreement dated May 16, 2016 between BBHQ1, LLC (a subsidiary of Blackbaud, Inc.) and HPBB1, LLC	10-Q	8/4/2016	10.84
10.5		First Amendment to Lease Agreement, dated as of August 22, 2016, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	11/4/2016	10.87
10.6	†	Form of Retention Agreement dated as of August 1, 2017 between Blackbaud, Inc. and each of Anthony W. Boor, Kevin P. Gregoire, Kevin R. McDearis, Kevin W. Mooney and Jon W. Olson	10-Q	8/4/2017	10.92
10.7		Second Amendment to Lease Agreement, dated as of May 18, 2017, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-K	2/20/2018	10.93
10.8		Third Amendment to Lease Agreement, dated as of December 11, 2017, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-K	2/20/2018	10.94
10.9		Fourth Amendment to Lease Agreement, dated as of February 28, 2018, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	5/4/2018	10.95
10.10	†	Amended and Restated Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan	DEF 14A	4/24/2019	Appendix B
10.11	†	Offer Letter Agreement between Blackbaud, Inc. and Kevin P. Gregoire	10-Q	5/3/2019	10.96
10.12	†	Form of Employee Agreement between Blackbaud, Inc. and Kevin P. Gregoire	10-Q	5/3/2019	10.97
10.13		Fifth Amendment to Lease Agreement, dated as of February 18, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.1
10.14		Sixth Amendment to Lease Agreement, dated as of March 17, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.2
10.15		Seventh Amendment to Lease Agreement, dated as of April 14, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.3
10.16		Eighth Amendment to Lease Agreement, dated as of May 26, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.4
10.17		Ninth Amendment to Lease Agreement, dated as of June 8, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.5

2022 Form 10-K	113

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.18		Tenth Amendment to Lease Agreement, dated as of June 26, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.7
10.19		Eleventh Amendment to Lease Agreement, dated as of August 13, 2020, between BBHQ1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	11/3/2020	10.3
10.20		Amended and Restated Credit Agreement, dated as of October 30, 2020, by and among Blackbaud, Inc., and certain of its subsidiaries, as Borrowers, the lenders referred to therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender, PNC Bank, National Association, as Syndication Agent, and Regions Bank, BBVA USA and Fifth Third Bank, National Association, as Co-Documentation Agents, with BofA Securities, Inc., PNC Bank, National Association, Regions Capital Markets, BBVA USA and Fifth Third Bank, National Association as Joint Lead Arrangers and Joint Bookrunners	10-Q	11/3/2020	10.4
10.21		Amended and Restated Pledge Agreement, dated as of October 30, 2020, by Blackbaud, Inc. in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of itself and the secured parties referred to therein	10-Q	11/3/2020	10.5
10.22	†	Form of Employment Agreement between Blackbaud, Inc. and Kevin McDearis	10-Q	5/4/2021	10.1
10.23		LIBOR Transition Amendment, dated as of September 20, 2021, between Blackbaud, Inc. and Bank of America, N.A.	10-Q	11/4/2021	10.1
10.24		First Incremental Term Loan Agreement, dated as of December 31, 2021, by and among Blackbaud, Inc., the lenders party thereto and Bank of America N.A., as administrative agent	8-K	1/3/2022	10.1
10.25		Registration Rights Agreement, dated as of December 31, 2021, by and among Blackbaud, Inc., EverFi, Inc., TPG Eon, L.P., each other shareholder party thereto and Eon Stockholder Representative, LLC	8-K	1/3/2022	10.2
10.26		First Amendment to Credit Agreement, dated as of January 31, 2022, by and among Blackbaud, Inc., the lenders party thereto and Bank of America N.A., as administrative agent	8-K	2/3/2022	10.1
10.27	†	Amended and Restated Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan	DEF 14A	4/19/2022	Appendix B
10.28	†	Amended and Restated Employment and Noncompetition Agreement dated September 20, 2022 between Blackbaud, Inc. and Michael P. Gianoni	8-K	9/21/2022	10.1

114	2022 Form 10-K

Blackbaud, Inc.

Filed In
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.29	LIBOR Transition Amendment, dated as of August 26, 2022, between Blackbaud, Inc. and Bank of America, N.A.	10-Q	3/1/2022	10.2
10.30	Consent Agreement, dated as of January 23, 2023, between Blackbaud, Inc. and Bank of America, N.A.				X
21.1	Subsidiaries of Blackbaud, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
23.2	Consent of Independent Registered Public Accounting Firm				X
23.3	Consent of Sidley Austin LLP	8-K	4/1/2022	23.1
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

†	Indicates management contract or compensatory plan, contract or arrangement.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

2022 Form 10-K	115

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackbaud, Inc.

Signed:	February 24, 2023	/S/ MICHAEL P. GIANONI
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/	MICHAEL P. GIANONI	President, Chief Executive Officer and Director (Principal Executive Officer)	Date:	February 24, 2023
Michael P. Gianoni

/S/	ANTHONY W. BOOR	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	February 24, 2023
Anthony W. Boor

/S/	ANDREW M. LEITCH	Chairman of the Board of Directors	Date:	February 24, 2023
Andrew M. Leitch

/S/	DENEEN DEFIORE	Director	Date:	February 24, 2023
Deneen DeFiore

/S/	GEORGE H. ELLIS	Director	Date:	February 24, 2023
George H. Ellis

/S/	YOGESH K. GUPTA	Director	Date:	February 24, 2023
Yogesh K. Gupta

/S/	RUPAL S. HOLLENBECK	Director	Date:	February 24, 2023
Rupal S. Hollenbeck

/S/	D. ROGER NANNEY	Director	Date:	February 24, 2023
D. Roger Nanney

/S/	SARAH E. NASH	Director	Date:	February 24, 2023
Sarah E. Nash

116	2022 Form 10-K