Form 10-Q
period 2023-03-31
BLACKBAUD INC
filed 2023-05-04
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of May 1, 2023 was 53,862,559.

First Quarter 2023 Form 10-Q	1

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
Important factors that could cause actual results to differ materially from our expectations expressed in forward-looking statements include, but are not limited to, those summarized under “Part II, Item 1A. Risk factors” and elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our other filings made with the United States Securities & Exchange Commission ("SEC"). Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statement, whether as a result of new information, future events or otherwise.

2	First Quarter 2023 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$24,083	$31,691
Restricted cash	364,071	702,240
Accounts receivable, net of allowance of $7,688 and $7,318 at March 31, 2023 and December 31, 2022, respectively	100,253	102,809
Customer funds receivable	2,136	249
Prepaid expenses and other current assets	88,779	81,654
Total current assets	579,322	918,643
Property and equipment, net	105,309	107,426
Operating lease right-of-use assets	47,176	45,899
Software and content development costs, net	145,705	141,023
Goodwill	1,051,652	1,050,272
Intangible assets, net	622,237	635,136
Other assets	87,947	94,304
Total assets	$2,639,348	$2,992,703
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$46,528	$42,559
Accrued expenses and other current liabilities	72,799	86,002
Due to customers	364,397	700,860
Debt, current portion	19,136	18,802
Deferred revenue, current portion	361,003	382,419
Total current liabilities	863,863	1,230,642
Debt, net of current portion	858,912	840,241
Deferred tax liability	131,460	125,759
Deferred revenue, net of current portion	6,956	2,817
Operating lease liabilities, net of current portion	45,190	44,918
Other liabilities	13,234	4,294
Total liabilities	1,919,615	2,248,671
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 69,154,863 and 67,814,044 shares issued at March 31, 2023 and December 31, 2022, respectively	69	68
Additional paid-in capital	1,105,189	1,075,264
Treasury stock, at cost; 15,278,827 and 14,745,230 shares at March 31, 2023 and December 31, 2022, respectively	(568,277)	(537,287)
Accumulated other comprehensive income	404	8,938
Retained earnings	182,348	197,049
Total stockholders’ equity	719,733	744,032
Total liabilities and stockholders’ equity	$2,639,348	$2,992,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Quarter 2023 Form 10-Q	3

Blackbaud, Inc. Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
	Three months ended March 31,
(dollars in thousands, except per share amounts)	2023	2022
Revenue
Recurring	$252,748	$244,666
One-time services and other	9,005	12,458
Total revenue	261,753	257,124
Cost of revenue
Cost of recurring	114,500	112,174
Cost of one-time services and other	8,612	11,188
Total cost of revenue	123,112	123,362
Gross profit	138,641	133,762
Operating expenses
Sales, marketing and customer success	54,385	55,216
Research and development	40,591	39,952
General and administrative	52,838	43,762
Amortization	774	811
Total operating expenses	148,588	139,741
Loss from operations	(9,947)	(5,979)
Interest expense	(10,662)	(7,599)
Other income, net	2,007	1,121
Loss before provision for income taxes	(18,602)	(12,457)
Income tax benefit	(3,901)	(2,050)
Net loss	$(14,701)	$(10,407)
Loss per share
Basic	$(0.28)	$(0.20)
Diluted	$(0.28)	$(0.20)
Common shares and equivalents outstanding
Basic weighted average shares	52,132,999	51,199,717
Diluted weighted average shares	52,132,999	51,199,717
Other comprehensive (loss) income
Foreign currency translation adjustment	$2,158	$(2,132)
Unrealized (loss) gain on derivative instruments, net of tax	(10,692)	10,905
Total other comprehensive (loss) income	(8,534)	8,773
Comprehensive loss	$(23,235)	$(1,634)

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	First Quarter 2023 Form 10-Q

Blackbaud, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31,
(dollars in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(14,701)	$(10,407)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,272	25,545
Provision for credit losses and sales returns	1,522	1,875
Stock-based compensation expense	29,925	27,860
Deferred taxes	9,245	(7,431)
Amortization of deferred financing costs and discount	500	645
Other non-cash adjustments	(215)	(150)
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	1,139	9,010
Prepaid expenses and other assets	(2,750)	(2,067)
Trade accounts payable	3,362	15,919
Accrued expenses and other liabilities	(15,931)	(13,430)
Deferred revenue	(17,562)	(22,865)
Net cash provided by operating activities	21,806	24,504
Cash flows from investing activities
Purchase of property and equipment	(1,364)	(4,266)
Capitalized software and content development costs	(13,967)	(12,683)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	—	(19,985)
Net cash used in investing activities	(15,331)	(36,934)
Cash flows from financing activities
Proceeds from issuance of debt	92,600	59,400
Payments on debt	(75,403)	(33,765)
Employee taxes paid for withheld shares upon equity award settlement	(31,417)	(34,674)
Change in due to customers	(337,159)	(315,294)
Change in customer funds receivable	(1,859)	(1,115)
Net cash used in financing activities	(353,238)	(325,448)
Effect of exchange rate on cash, cash equivalents and restricted cash	986	(504)
Net decrease in cash, cash equivalents and restricted cash	(345,777)	(338,382)
Cash, cash equivalents and restricted cash, beginning of period	733,931	651,762
Cash, cash equivalents and restricted cash, end of period	$388,154	$313,380
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the condensed consolidated statements of cash flows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$24,083	$31,691
Restricted cash	364,071	702,240
Total cash, cash equivalents and restricted cash in the statement of cash flows	$388,154	$733,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Quarter 2023 Form 10-Q	5

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2022	67,814,044	$68	$1,075,264	$(537,287)	$8,938	$197,049	$744,032
Net loss	—	—	—	—	—	(14,701)	(14,701)
Vesting of restricted stock units	954,147	—	—	—	—	—	—
Employee taxes paid for 533,597 withheld shares upon equity award settlement	—	—	—	(30,990)	—	—	(30,990)
Stock-based compensation	—	—	29,925	—	—	—	29,925
Restricted stock grants	427,941	1	—	—	—	—	1
Restricted stock cancellations	(41,269)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(8,534)	—	(8,534)
Balance at March 31, 2023	69,154,863	$69	$1,105,189	$(568,277)	$404	$182,348	$719,733

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2021	66,165,666	$66	$968,927	$(500,911)	$6,522	$242,456	$717,060
Net loss	—	—	—	—	—	(10,407)	(10,407)
Stock issuance costs related to purchase of EVERFI	—	—	(983)	—	—	—	(983)
Retirements of common stock(1)	(33,075)	—	(2,581)	—	—	—	(2,581)
Vesting of restricted stock units	976,312	—	—	—	—	—	—
Employee taxes paid for 533,139 withheld shares upon equity award settlement	—	—	—	(34,674)	—	—	(34,674)
Stock-based compensation	—	—	27,860	—	—	—	27,860
Restricted stock grants	580,209	2	—	—	—	—	2
Restricted stock cancellations	(30,940)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	8,773	—	8,773
Balance at March 31, 2022	67,658,172	$68	$993,223	$(535,585)	$15,295	$232,049	$705,050

(1)Represents shares retired after determining certain EVERFI's selling shareholders would be paid in cash, rather than shares of our common stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization
We are the leading software provider exclusively dedicated to powering social impact. Serving the nonprofit and education sectors, companies committed to social responsibility and individual change makers, our essential software is built to accelerate impact in fundraising, nonprofit financial management, digital giving, grantmaking, corporate social responsibility and education management. A remote-first company, we have operations in the United States, Australia, Canada, Costa Rica and the United Kingdom, supporting users in 100+ countries.

2. Basis of Presentation
Unaudited condensed consolidated interim financial statements
The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, and other forms filed with the SEC from time to time.
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, long-lived and intangible assets, income taxes, business combinations, stock-based compensation, capitalization of software and content development costs, our allowances for credit losses and sales returns, costs of obtaining contracts, valuation of derivative instruments, loss contingencies and insurance recoveries, among others. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could materially differ from these estimates.

First Quarter 2023 Form 10-Q	7

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recently adopted accounting pronouncements
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"). This update requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement, or financial statement presentation of supplier finance programs. We adopted ASU 2022-04 on January 1, 2023 and the adoption did not have a material impact on our condensed consolidated financial statements.
Recently issued accounting pronouncements
There are no recently issued accounting pronouncements that we expect to have a material impact on our consolidated financial statements when adopted in the future.
Summary of significant accounting policies
There have been no material changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

3. Loss Per Share
We compute basic loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted loss per share reflects the assumed exercise, settlement and vesting of all dilutive securities using the “treasury stock method” except when the effect is anti-dilutive. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights and vesting of restricted stock awards and units. Diluted loss per share for the three months ended March 31, 2023 and 2022 was the same as basic loss per share as there were net losses in both periods and inclusion of potentially dilutive securities was anti-dilutive.
The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2023	2022
Numerator:
Net loss	$(14,701)	$(10,407)
Denominator:
Weighted average common shares	52,132,999	51,199,717
Add effect of dilutive securities:
Stock-based awards	—	—
Weighted average common shares assuming dilution	52,132,999	51,199,717
Loss per share
Basic	$(0.28)	$(0.20)
Diluted	$(0.28)	$(0.20)

Anti-dilutive shares excluded from calculations of diluted loss per share	1,638,453	1,558,751

8	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Fair Value Measurements
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
Recurring fair value measurements
Financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair value as of March 31, 2023
Financial assets:
Interest rate swaps	$—	$26,514	$—	$26,514
Foreign currency forward contracts	—	96	—	96
Total financial assets	$—	$26,610	$—	$26,610

Fair value as of March 31, 2023
Financial liabilities:
Interest rate swaps	$—	$8,920	$—	$8,920
Foreign currency forward contracts	—	499	—	499
Contingent consideration obligations	—	—	2,710	2,710
Total financial liabilities	$—	$9,419	$2,710	$12,129

Fair value as of December 31, 2022
Financial assets:
Interest rate swaps	$—	$31,870	$—	$31,870
Foreign currency forward contracts	—	247	—	247
Total financial assets	$—	$32,117	$—	$32,117

Fair value as of December 31, 2022
Financial liabilities:
Foreign currency forward contracts	$—	$323	$—	$323
Contingent consideration obligations	—	—	2,710	2,710
Total financial liabilities	$—	$323	$2,710	$3,033

First Quarter 2023 Form 10-Q	9

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Our derivative instruments within the scope of Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, are required to be recorded at fair value. Our derivative instruments that are recorded at fair value include interest rate swaps and foreign currency forward contracts. See Note 7 to these condensed consolidated financial statements for additional information about our derivative instruments.
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
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at March 31, 2023 and December 31, 2022, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at March 31, 2023 and December 31, 2022, as the debt bears interest rates that approximate market value. As SOFR rates are observable at commonly quoted intervals, our debt under the 2020 Credit Facility (as defined below) is classified within Level 2 of the fair value hierarchy. Our fixed rate debt is also classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the three months ended March 31, 2023.
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
There were no material non-recurring fair value adjustments to our long-lived assets, intangible assets, goodwill and operating lease ROU assets during the three months ended March 31, 2023.

5. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	March 31, 2023	December 31, 2022
Restricted cash due to customers	$362,261	$700,611
Real estate escrow balances and other	1,810	1,629
Total restricted cash	$364,071	$702,240

10	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Prepaid expenses and other assets

(dollars in thousands)	March 31, 2023	December 31, 2022
Costs of obtaining contracts(1)(2)	$71,956	$74,272
Prepaid software maintenance and subscriptions(3)	37,125	34,766
Derivative instruments	26,610	32,117
Implementation costs for cloud computing arrangements, net(4)(5)	9,993	10,189
Prepaid insurance	9,962	4,902
Unbilled accounts receivable	7,092	5,775
Taxes, prepaid and receivable	1,728	1,855
Deferred tax assets	1,152	1,153
Other assets	11,108	10,929
Total prepaid expenses and other assets	176,726	175,958
Less: Long-term portion	87,947	94,304
Prepaid expenses and other current assets	$88,779	$81,654
(1)Amortization expense from costs of obtaining contracts was $8.3 million and $8.5 million for the three months ended March 31, 2023 and 2022, respectively.
(2)The current portion of costs of obtaining contracts as of March 31, 2023 and December 31, 2022 was $28.5 million and $29.1 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of March 31, 2023 and December 31, 2022 was $32.6 million and $31.7 million, respectively.
(4)These costs primarily relate to the multi-year implementations of our new global enterprise resource planning and customer relationship management systems.
(5)Amortization expense from capitalized cloud computing implementation costs was insignificant for the three months ended March 31, 2023 and 2022, respectively. Accumulated amortization for these costs was $5.7 million and $5.2 million as of March 31, 2023 and December 31, 2022, respectively.

Accrued expenses and other liabilities

(dollars in thousands)	March 31, 2023	December 31, 2022
Accrued legal costs(1)	$35,705	$28,448
Derivative instruments	9,419	323
Customer credit balances	7,990	8,257
Operating lease liabilities, current portion	7,962	7,723
Accrued commissions and salaries	5,407	6,944
Taxes payable	3,580	16,667
Contingent consideration liability	2,710	2,710
Accrued health care costs	2,213	2,467
Accrued vacation costs	2,019	2,156
Accrued transaction-based costs related to payments services	1,882	5,059
Other liabilities	7,146	9,542
Total accrued expenses and other liabilities	86,033	90,296
Less: Long-term portion	13,234	4,294
Accrued expenses and other current liabilities	$72,799	$86,002
(1)All accrued legal costs are classified as current.

First Quarter 2023 Form 10-Q	11

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other income, net

	Three months ended March 31,
(dollars in thousands)	2023	2022
Interest income	$1,236	$123
Currency revaluation (losses) gains	(245)	582
Other income, net	1,016	416
Other income, net	$2,007	$1,121

6. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Credit facility:
Revolving credit loans	$199,400	$177,800	5.47%	5.18%
Term loans	619,688	623,750	4.44%	4.26%
Real estate loans	57,849	58,189	5.22%	5.22%
Other debt	3,632	2,247	8.47%	7.38%
Total debt	880,569	861,986	4.74%	4.52%
Less: Unamortized discount and debt issuance costs	2,521	2,943
Less: Debt, current portion	19,136	18,802	6.99%	6.45%
Debt, net of current portion	$858,912	$840,241	4.69%	4.48%
2020 credit facility
In October 2020, we entered into a five-year $900.0 million senior credit facility (the "2020 Credit Facility"). At March 31, 2023, we were in compliance with our debt covenants under the 2020 Credit Facility.
Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the seller’s obligations under two senior secured notes with a then-aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). At March 31, 2023, we were in compliance with our debt covenants under the Real Estate Loans.
Other debt
From time to time, we enter into third-party financing agreements for purchases of software and related services for our internal use. Generally, the agreements are non-interest-bearing notes requiring annual payments. Interest associated with the notes is imputed at the rate we would incur for amounts borrowed under our then-existing credit facility at the inception of the notes.

12	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes our currently effective supplier financing agreements as of March 31, 2023:

(dollars in thousands)	Term in Months	Number of Annual Payments	First Annual Payment Due	Original Loan Value
Effective dates of agreements (1):
December 2022	39	3	January 2023	$1,710
January 2023	36	3	April 2023	2,491
(1)Represent noncash investing and financing transactions during the periods indicated as we purchased software and services by assuming directly related liabilities.
The changes in supplier financing obligations during the three months ended March 31, 2023, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2022	$2,247
Additions	2,491
Settlements	(1,106)
Balance at March 31, 2023	$3,632

7. Derivative Instruments
We generally use derivative instruments to manage our interest rate and foreign currency exchange risk. We currently have derivatives classified as cash flow hedges and net investment hedges. We do not enter into any derivatives for trading or speculative purposes.
All of our derivative instruments are governed by International Swap Dealers Association, Inc. master agreements with our counterparties. As of March 31, 2023 and December 31, 2022, we have presented the fair value of our derivative instruments at the gross amounts in the condensed consolidated balance sheet as the gross fair values of our derivative instruments equaled their net fair values.
Cash flow hedges
We have entered into interest rate swap agreements, which effectively convert portions of our variable rate debt under the 2020 Credit Facility to a fixed rate for the term of the swap agreements. We designated each of the interest rate swaps as cash flow hedges at the inception of the contracts. As of March 31, 2023 and December 31, 2022, the aggregate notional values of the interest rate swaps were $935.0 million and $435.0 million, respectively. All of the contracts have maturities on or before October 2028.
We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian Dollar ("CAD") against changes in the exchange rate with the United States Dollar ("USD"). We designated each of the forwards as cash flow hedges at the inception of the contracts. As of March 31, 2023 and December 31, 2022, the aggregate notional values of the foreign currency forward contracts designated as cash flow hedges that we held to buy USD in exchange for Canadian Dollars were $27.7 million CAD and $22.6 million CAD, respectively. All of the contracts have maturities of 12 months or less.

First Quarter 2023 Form 10-Q	13

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net investment hedges
We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds ("GBP") into USD. We designated each of these foreign currency forward contracts as net investment hedges at the inception of the contracts. As of March 31, 2023 and December 31, 2022, we had £14.0 million and £11.2 million, respectively, of foreign currency forward contracts designated as net investment hedges to reduce the volatility of the U.S. dollar value of a portion of our GBP-denominated investments.
The fair values of our derivative instruments were as follows as of:

		Asset derivatives			Liability derivatives
(dollars in thousands)	Balance sheet location	March 31, 2023	December 31, 2022	Balance sheet location	March 31, 2023	December 31, 2022
Derivative instruments designated as hedging instruments:
Foreign currency forward contracts, current portion	Prepaid expenses and other current assets	$96	$247	Accrued expenses and other current liabilities	$499	$323
Interest rate swaps, long-term	Other assets	26,514	31,870	Other liabilities	8,920	—
Total derivative instruments designated as hedging instruments		$26,610	$32,117		$9,419	$323
The effects of derivative instruments in cash flow and net investment hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive income as of	Location of gain (loss) reclassified from accumulated other comprehensive income into loss	Gain (loss) reclassified from accumulated other comprehensive income into loss
(dollars in thousands)	March 31, 2023		Three months ended March 31, 2023
Cash Flow Hedges
Interest rate swaps	$17,594	Interest expense	$4,499
Foreign currency forward contracts	$14	Revenue	$125
Net Investment Hedges
Foreign currency forward contracts	$(417)		$—

	March 31, 2022		Three months ended March 31, 2022
Cash Flow Hedges
Interest rate swaps	$21,947	Interest expense	$(358)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Excluding net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) and related tax effects are reclassified from accumulated other comprehensive income (loss) to current earnings. For net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to translation adjustment, a component of accumulated other comprehensive income (loss), and recognized in earnings only when the hedged GBP investment is liquidated. The estimated accumulated other comprehensive income as of March 31, 2023 that is expected to be reclassified into earnings within the next twelve months is

14	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

$18.6 million. There were no ineffective portions of our interest rate swap or foreign currency forward derivatives during the three months ended March 31, 2023 and 2022. See Note 10 to these condensed consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component. We classify cash flows related to derivative instruments as operating activities in the condensed consolidated statements of cash flows.

8. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. As of March 31, 2023, we did not have any operating leases that had not yet commenced.
The following table summarizes the components of our lease expense:

	Three months ended March 31,
(dollars in thousands)	2023	2022
Operating lease cost(1)	$2,385	$2,532
Variable lease cost	432	437
Sublease income	(811)	(431)
Net lease cost	$2,006	$2,538
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
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of March 31, 2023, the remaining aggregate minimum purchase commitment under these arrangements was approximately $280.7 million through 2027.
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

First Quarter 2023 Form 10-Q	15

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
We recorded expenses and offsetting probable insurance recoveries related to the Security Incident as follows:

	Three months ended March 31,
(dollars in thousands)	2023	2022
Gross expense	$17,783	$9,005
Offsetting probable insurance recoveries	—	(1,804)
Net expense	$17,783	$7,201
The following summarizes our cumulative expenses, insurance recoveries recognized and insurance recoveries paid as of:

(dollars in thousands)	March 31, 2023	December 31, 2022
Cumulative gross expense	$125,788	$108,005
Cumulative offsetting insurance recoveries recognized	(50,000)	(50,000)
Cumulative net expense	$75,788	$58,005

Cumulative offsetting insurance recoveries paid	$(50,000)	$(50,000)
Recorded expenses have consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlement of the previously disclosed SEC investigation (as discussed below), settlements of customer claims and accruals for certain loss contingencies. Not included in the expenses discussed above were costs associated with enhancements to our cybersecurity program. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our consolidated statements of comprehensive loss and as operating activities on our consolidated statements of cash flows. Total costs related to the Security Incident exceeded the limit of our insurance coverage during the first quarter of 2022. We expect to continue to experience significant expenses related to our response to the Security Incident, resolution of legal proceedings, claims and investigations, including those discussed below, and our efforts to further enhance our cybersecurity measures. For the three months ended March 31, 2023, we incurred net pre-tax expense of $17.8 million related to the Security Incident, which included $7.6 million for ongoing legal fees and an additional accrual for loss contingencies of $10.2 million. During the three months ended March 31, 2023, we had net cash outlays of $9.2 million related to the Security Incident, which included ongoing legal fees and the $3.0 million civil penalty paid related to the SEC settlement (as discussed below). In line with our policy, legal fees are expensed as incurred. For full year 2023, we currently expect net pre-tax expense of approximately $20.0 million to $30.0 million and net cash outlays of approximately

16	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

$25.0 million to $35.0 million for ongoing legal fees related to the Security Incident. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below.
As of March 31, 2023, we have recorded approximately $30.2 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain governmental agencies related to the Security Incident that we believe we can reasonably estimate in accordance with our loss contingency procedures described above. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of March 31, 2023 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
Customer claims. To date, we have received approximately 260 specific requests for reimbursement of expenses, approximately 205 (or 79%) have been fully resolved and closed. We have also received approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident. We have also received notices of proposed claims on behalf of a number of U.K. data subjects, which we are reviewing. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us, and certain insurance companies have filed subrogation claims in court. Customer and insurer subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. Our review of customer and subrogation claims includes analyzing individual customer contracts into which we have entered, the specific claims made and applicable law.
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

First Quarter 2023 Form 10-Q	17

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
As previously disclosed, on March 9, 2023, the Company reached a settlement with the SEC in connection with the Security Incident. This settlement fully resolves the previously disclosed SEC investigation of the Security Incident and is further described in an SEC cease-and-desist order (the “SEC Order”). Under the terms of the SEC Order, the Company has agreed to cease-and-desist from committing or causing any violations or any future violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 12b-20, 13a-13 and 13a-15(a) thereunder. No other violations of the securities laws are alleged in the SEC Order. As part of the SEC Order, the Company also agreed to pay, and has paid, a civil penalty in the amount of $3.0 million. The Company consented to the entry of the SEC Order without admitting or denying the findings of the SEC Order, other than with respect to the SEC’s jurisdiction over the Company and the subject matter of the SEC Order. The SEC Order describing the settlement was furnished as Exhibit 99.1 and the SEC’s press release announcing this resolution is furnished as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2023.
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
We continue to cooperate with all ongoing investigations, which include various requests for documents, policies, narratives and communications, as well as requests to interview or depose various Company-related personnel. As noted above, each of these separate governmental investigations could result in adverse judgments, settlements, fines, penalties or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.

18	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Income Taxes
Our income tax benefit and effective income tax rates, including the effects of period-specific events, were:

	Three months ended March 31,
(dollars in thousands)	2023	2022
Income tax benefit	$(3,901)	$(2,050)
Effective income tax rate	21.0%	16.5%
During the three months ended March 31, 2022, we utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, Income Taxes—Interim Reporting, to calculate our interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is no longer more appropriate than the annual effective tax rate method.
The increase in our effective income tax rate for the three months ended March 31, 2023 when compared to the same period in 2022 was primarily attributable to unfavorable impact of non-deductible Security Incident accruals, lower foreign-derived intangible income deduction and an increase to the UK corporate tax rate offset against benefit attributable to valuation allowance reduction.

10. Stockholders' Equity
Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended March 31,
(in thousands)	2023	2022
Accumulated other comprehensive income, beginning of period	$8,938	$6,522
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income balance, beginning of period	$23,833	$5,257
Other comprehensive (loss) income before reclassifications, net of tax effects of $2,566 and $(3,789)	(7,289)	10,641
Amounts reclassified from accumulated other comprehensive (loss) income	(4,624)	358
Tax expense (benefit) included in provision for income taxes	1,221	(94)
Total amounts reclassified from accumulated other comprehensive (loss) income	(3,403)	264
Net current-period other comprehensive (loss) income	(10,692)	10,905
Accumulated other comprehensive income balance, end of period	$13,141	$16,162
Foreign currency translation adjustment:
Accumulated other comprehensive (loss) income balance, beginning of period	$(14,895)	$1,265
Translation adjustment	2,158	(2,132)
Accumulated other comprehensive loss balance, end of period	(12,737)	(867)
Accumulated other comprehensive income, end of period	$404	$15,295

First Quarter 2023 Form 10-Q	19

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of March 31, 2023, approximately $1.1 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (one-time services); and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (transactional revenue).
Contract balances
Our contract assets as of March 31, 2023 and December 31, 2022 were insignificant. Our closing balances of deferred revenue were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Total deferred revenue	$367,959	$385,236
The decrease in deferred revenue during the three months ended March 31, 2023 was primarily due to a seasonal decrease in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter. The amount of revenue recognized during the three months ended March 31, 2023 that was included in the deferred revenue balance at the beginning of the period was approximately $162 million. The amount of revenue recognized during the three months ended March 31, 2023 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended March 31,
(dollars in thousands)	2023	2022
United States	$221,669	$214,394
United Kingdom	26,048	27,660
Other countries	14,036	15,070
Total revenue	$261,753	$257,124

20	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the third quarter of 2022, we reorganized our market groups. The Social Sector and Corporate Sector market groups comprised our go-to-market organizations as of March 31, 2023. The following is a description of each market group as of that date:
•The Social Sector market group focuses on sales to customers and prospects in the social sector, such as nonprofits, foundations, education institutions, healthcare organizations and other not-for-profit entities globally, and includes JustGiving; and
•The Corporate Sector market group focuses on sales to customers and prospects in the corporate sector globally, and includes EVERFI and YourCause.
The following table presents our revenue by market group:

	Three months ended March 31,
(dollars in thousands)	2023	2022(1)
Social Sector	$224,897	$219,995
Corporate Sector	36,856	37,129
Total revenue	$261,753	$257,124
(1)Due to the market group change discussed above, we have recast our revenue by market group for the three months ended March 31, 2022 to present them on a consistent basis with the current year.
The following table presents our recurring revenue by type:

	Three months ended March 31,
(dollars in thousands)	2023	2022
Contractual recurring	$177,603	$174,531
Transactional recurring	75,145	70,135
Total recurring revenue	$252,748	$244,666

First Quarter 2023 Form 10-Q	21

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

Executive Summary
We are the leading software provider exclusively dedicated to powering social impact. Serving the nonprofit and education sectors, companies committed to social responsibility and individual change makers, our essential software is built to accelerate impact in fundraising, nonprofit financial management, digital giving, grantmaking, corporate social responsibility and education management. A remote-first company, we have operations in the United States, Australia, Canada, Costa Rica and the United Kingdom, supporting users in 100+ countries.
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
Update on Five Key Operational Initiatives

1	Product Innovation

2	Bookings Growth and Acceleration

3	Transactional Revenue Optimization

4	Modernized Approach to Pricing and Multi-Year Customer Contracts

5	Keen Attention to Cost Management
1.Product Innovation
We support our customers by replacing their aging, mission-critical systems of record and adding advanced digital services. We continuously seek ways to add substantial value for our customers and their constituents by investing in both organic innovation and ecosystem enablement through partnerships and acquisitions. These new capabilities and partnerships strengthen our offers and create new opportunities for our customers to deliver on their missions. For example, with the availability of SKY API endpoints for Blackbaud CRM and Blackbaud Altru, we are enabling customers to leverage applications in the Blackbaud Marketplace to integrate complementary point solutions with our partners.
We have expanded strategic partnerships to unlock even more value for our customers with partners like Almabase and SwipeTrack's XTrulink. We recently announced an expanded partnership with Almabase to provide a modern solution for advancement teams to unlock higher education and K-12 school alumni engagement and better fundraising by creating integrations that enable secure movement of constituent, gift and event data between systems, without friction. Additionally, we have partnered with SwipeTrack Solutions to create an integration between Blackbaud Altru and Blackbaud Merchant Services to modernize the patron digital experience and back office operations at arts and cultural organizations.
We also recently announced a new feature for general availability with Blackbaud TeamRaiser, Good Move. Good Move leverages Kilter, which we acquired last year, and helps charitable organizations raise more with mobile-first, gamified activity tracking and peer-to-peer fundraising.

22	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)
2.Bookings Growth and Acceleration
We drove strong bookings performance in the first quarter, up significantly versus last year, led by our corporate sector (YourCause and EVERFI solutions) which more than doubled its bookings over the first quarter of 2022. We signed several notable large enterprise contracts during the first quarter, which speaks to the resilience of the end markets we serve and the focus we have placed on driving further improvements in sales productivity. Productivity per sales representative (defined as new sales bookings for the period divided by the number of sales representatives) has improved over 30% versus last year. There can be volatility quarter-to-quarter on bookings. However, the strong start in the first quarter with the most in-year revenue impact positions us well.
3.Transactional Revenue Optimization and Expansion
Transactional revenue, which is about one-third of total revenue, has proven to be resilient so far in 2023 following the lower average donation sizes we experienced during the fourth quarter of 2022. The rate changes that we announced on Blackbaud Merchant Services in the U.S. in late 2022 began to take effect during the first quarter. Our Blackbaud Tuition Management and JustGiving platforms continue to perform well against plan. And as we look ahead, our teams are hard at work to drive innovation across our payments solutions that are a win-win for both our customers and Blackbaud. We have already introduced our two fee cover models, and we are also looking at ways to optimize our payments solutions to drive a better donor experience.
4.Modernized Approach to Pricing and Multi-Year Contracts
We deeply value the relationships we have with our customers, many of whom have been with us for decades. Our solutions add considerable value for our customers and raise billions of dollars annually to fuel social impact, and we continue to innovate on our suite of products to generate incremental value. Last summer, we put in place an updated pricing policy primarily for our social sector customers that directly reflects the value we provide to them, is in-line with the broader market and reflects the inflationary pressures that all businesses are facing. In November 2022, we started notifying customers with a March 2023 contract renewal that we would be making two important contract changes. First, we are offering 3-year contract renewal terms as our standard, replacing one-year renewal terms. This process was already being implemented outside of the pricing changes. Second, we are implementing a more significant rate increase on the 1-year renewal option versus the 3-year renewal option. And third, the 3-year renewal option includes annual rate increases that will compound. Our 3-year renewal options did not historically include annual compounding rate increases.
Through April 2023, we have renewed over 25% of the customers that are up for renewal in our 2023 cohort. The close day-to-day management of renewals, the mix of 3-year and 1-year contracts, and the impact of pricing are progressing very well, and we expect more impact from the compounding effect of these rate increases over time as we layer in future year contract renewals and annual rate increases. For example, over 50% of our planned 2023 revenue will renew in a little over 3 years and approximately 35% of that renewable base is expected to renew this year. These contracts are renewing every day and create revenue growth that we expect to accelerate with each successive quarter this year. We expect that to lead to an even greater impact in 2024, 2025 and beyond as we begin to see the full-year impact of the rate increases compound annually. Approximately 30% of the renewable base is up for renewal in 2024 and more than 20% in 2025. The adoption of 3-year renewals as a standard are expected to have an added benefit of higher retention which provides greater revenue assurance and predictability. Looking even further ahead, the cycle starts fresh in 2026 as the 2023 signed contracts will begin to renew. We expect that this will be a sustainable and meaningful revenue growth stream for us.
5.Keen Attention to Cost Management
We closed four legacy data centers during 2022, and we plan to close more this year. We renegotiated key vendor contracts including Microsoft Azure and AWS and made the difficult decision to further reduce our staff in the first quarter. Because we have organized to achieve much better scale efficiencies, we now have reduced our headcount by approximately 14% since the third quarter of 2022. Our goal is to run the business at about this headcount level for the foreseeable future, such that our revenue growth will better drive margin acceleration.

First Quarter 2023 Form 10-Q	23

Blackbaud, Inc.
(Unaudited)
Financial Summary

Total revenue ($M)	Loss from operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue increased by $4.6 million during the three months ended March 31, 2023, when compared to the same period in 2022, driven largely by the following:

+
Growth in recurring revenue primarily related to:
•increase in transactional recurring revenue of $5.0 million primarily due to increases in volume for our Blackbaud Tuition Management and JustGiving solutions and positive results related to a pricing initiative we implemented at the beginning of 2023; the increase in transactional recurring revenue was partially offset by a decrease related to fluctuations in foreign currency exchange rates of $1.7 million, respectively
•increase in contractual recurring revenue of $3.1 million related to the performance of our cloud solutions; partially offset by a decrease in maintenance revenue as customers migrate to our cloud solutions and a decrease related to fluctuations in foreign currency exchange rates of $0.8 million

-
Decreases in one-time service and other revenue primarily related to:
•decrease in one-time consulting revenue due primarily due to less revenue from implementation and customization services, in line with our multi-year strategic shift from a license-based and one-time services business model to a cloud subscription business model. Our cloud subscription offerings generally require less implementation and customization services
•decreases in one-time analytics revenue as analytics are generally integrated in our cloud solutions

For additional information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 41.
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
We expect that the one-time services and other revenue will continue to significantly decrease during 2023 compared to 2022 driven by our continued migration to the cloud in our core business.

24	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Income from operations decreased by $4.0 million during the three months ended March 31, 2023, when compared to the same period in 2022, driven largely by the following:

-	Increase in Security Incident-related expenses of $10.6 million. See "Security Incident update" below.
-
Increase in stock-based compensation expense of $2.1 million primarily due to 2022 performance-based equity award adjustments, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023

-	Increase in transaction-based costs of $2.1 million related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates
-	Increase in third-party software costs of $1.9 million primarily related to a higher number of licenses needed and also price increases
-
Net decrease of $0.9 million due to an increase in amortization of capitalized software and content development costs, partially offset by an increase in software and content development costs that were required to be capitalized under the internal-use software guidance

+
Decrease in compensation costs other than stock-based compensation of $7.7 million, partially offset by a corresponding increase in severance costs of $4.3 million due to our targeted workforce reductions discussed above

+	Increase in total revenue, as described above
+
Decrease in hosting and data center costs of $2.1 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of cybersecurity investments to continue for the foreseeable future

+	Decrease in third-party contractor costs of $1.9 million primarily due to a decrease in our use of third-party software developers
+	Decrease in advertising costs of $0.9 million
We are continuing to make critical investments in the business in areas such as digital marketing, innovation, cybersecurity, customer success and our continued shift of cloud infrastructure to leading public cloud service providers. Our profitability during the first quarter reflects some of these incremental investments. In 2023, we expect our financial performance to improve with each successive quarter, starting with meaningful improvement in the second quarter as our pricing and cost initiatives take hold.
We continuously seek opportunities to optimize our portfolio of solutions to focus time and resources on innovation that will have the greatest impact for our customers and the markets we serve, and drive the highest return on investment. To that end, we will continue to simplify and rationalize our portfolio through product sunsets and divestitures of non-core businesses and technologies.

Gross dollar retention

A key factor to our overall success is the renewal and expansion of our existing subscription agreements with our customers. Management uses gross dollar retention in analyzing our success at delighting our customers with innovative and cloud solutions. Gross dollar retention is defined as contracted annual recurring revenue ("CARR") divided by beginning CARR with a measurement period of twelve months. For the twelve months ended March 31, 2023, our gross dollar retention was approximately 90%. This gross dollar retention rate is relatively unchanged from our rate for the full year ended December 31, 2022. We are continually investing in innovation, which we believe will increase gross dollar retention over the long-term.

First Quarter 2023 Form 10-Q	25

Blackbaud, Inc.
(Unaudited)
Although some customer attrition is normal, our new contract pricing and renewal model (as described above on page 24) does not appear to have impacted customer attrition to date.
Balance sheet and cash flow
At March 31, 2023, our cash and cash equivalents were $24.1 million and the carrying amount of our debt under the 2020 Credit Facility was $817.1 million. Our net leverage ratio was 2.99 to 1.00.
During the three months ended March 31, 2023, we generated $21.8 million in cash from operations, had a net increase in borrowings of $17.2 million, and had aggregate cash outlays of $15.3 million for purchases of property and equipment and capitalized software and content development costs.
Security Incident update
As discussed in Note 8 to our unaudited, condensed consolidated financial statements included in this report, total costs related to the Security Incident exceeded the limit of our insurance coverage in the first quarter of 2022. Accordingly, the Security Incident has negatively impacted, and we expect it to continue for the foreseeable future to negatively impact, our GAAP profitability and GAAP cash flow (see discussion regarding non-GAAP adjusted free cash flow on page 36). For the three months ended March 31, 2023, we incurred net pre-tax expense of $17.8 million related to the Security Incident, which included $7.6 million for ongoing legal fees and an additional accrual for loss contingencies of $10.2 million. During the three months ended March 31, 2023, we had net cash outlays of $9.2 million related to the Security Incident, which included ongoing legal fees and the $3.0 million civil penalty paid related to the SEC settlement (as discussed in Note 8). In line with our policy, legal fees are expensed as incurred. For full year 2023, we currently expect net pre-tax expense of approximately $20.0 million to $30.0 million and net cash outlays of approximately $25.0 million to $35.0 million for ongoing legal fees related to the Security Incident. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below.
As of March 31, 2023, we have recorded approximately $30.2 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain governmental agencies related to the Security Incident that we believe we can reasonably estimate in accordance with our loss contingency procedures described in Note 8. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of March 31, 2023 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.

26	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Results of Operations
Comparison of the three months ended March 31, 2023 and 2022
Revenue and Cost of Revenue

Recurring
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
Recurring revenue is comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud solutions, Impact-as-a-Service™ digital educational content, hosting services, payment services, online training programs and subscription-based analytic services. Recurring revenue also includes fees from maintenance services for our on-premises solutions, services included in our renewable subscription contracts, retained and managed services contracts that we expect to have a term consistent with our cloud solution contracts, and variable transaction revenue associated with the use of our solutions.
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
Our customers continue to prefer cloud subscription offerings with integrated analytics, training and payment services. Recurring subscription contracts are typically for a term of three years at contract inception. We have been for several years successfully shifting our legacy customer base away from annual renewals and moving them onto multi-year renewal contracts. We intend to continue focusing on innovation, quality and integration of our cloud solutions, which we believe will drive future revenue growth.
Recurring revenue increased by $8.1 million, or 3.3%, during the three months ended March 31, 2023, when compared to the same period in 2022, driven primarily by the following:

+
Increase in transactional recurring revenue of $5.0 million primarily due to increases in volume for our Blackbaud Tuition Management and JustGiving solutions and positive results related to a pricing initiative we implemented at the beginning of 2023; the increase in transactional recurring revenue was partially offset by a decrease related to fluctuations in foreign currency exchange rates of $1.7 million

+
Increase in contractual recurring revenue of $3.1 million related to the performance of our cloud solutions; partially offset by a decrease in maintenance revenue as customers migrate to our cloud solutions; also offsetting the increase in contractual recurring revenue was a decrease related to fluctuations in foreign currency exchange rates of $0.8 million

First Quarter 2023 Form 10-Q	27

Blackbaud, Inc.
(Unaudited)
For additional information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 41.
Cost of recurring revenue increased by $2.3 million, or 2.1%, during the three months ended March 31, 2023, when compared to the same period in 2022, driven primarily by the following:

+	Increase in transaction-based costs of $2.1 million related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates
+	Increase in third-party software costs of $1.6 million primarily related to a higher number of licenses needed and also price increases
+	Increase in amortization of software development costs of $1.3 million due to our continued investments in the innovation and security of our solutions
+	Increase in amortization of intangible assets from business combinations of $0.6 million primarily due to our acquisition of EVERFI
-
Decrease in compensation costs of $2.1 million primarily related to our targeted workforce reductions during the fourth quarter of 2022 and the first quarter of 2023, partially offset by a corresponding increase in severance costs of $0.4 million

-
Decrease in hosting and data center costs of $2.1 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of cybersecurity investments to continue for the foreseeable future

Recurring gross margin increased by 50 basis points for the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to the increase in recurring revenue outpacing the increase in cost of recurring revenue.

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

28	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)
One-time services and other revenue decreased by $3.5 million, or 27.7%, during the three months ended March 31, 2023, when compared to the same periods in 2022, driven primarily by the following:

-
Decrease in one-time consulting revenue of $3.0 million primarily due to less revenue from implementation and customization services, in line with our multi-year strategic shift from a license-based and one-time services business model to a cloud subscription business model. Our cloud subscription offerings generally require less implementation and customization services.

-	Decrease in one-time analytics revenue of $0.8 million as analytics are generally integrated in our cloud solutions
Cost of one-time services and other decreased by $2.6 million, or 23.0%, during the three months ended March 31, 2023, when compared to the same period in 2022, driven primarily by the following:

-
Decrease in compensation costs of $2.5 million primarily related to our targeted workforce reductions discussed above and a continued shift in resources historically supporting one-time services and other towards recurring revenue

One-time services and other gross margin decreased by 580 basis points during the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to the decrease of one-time services and other revenue outpacing the decrease compensation costs discussed above.
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
Sales, marketing and customer success expense decreased by $0.8 million, or 1.5%, during the three months ended March 31, 2023, when compared to the same period in 2022, primarily driven by the following:

-	Decrease in advertising costs of $0.9 million
+
Net increase in the following costs primarily due to our targeted workforce reductions discussed above:
•Increase in severance costs of $1.6 million;
•Decrease in compensation costs of $0.9 million; and
•Decrease in commissions expense of $0.6 million

First Quarter 2023 Form 10-Q	29

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
We continue to make investments to delight our customers with innovative and secure cloud solutions. Research and development expenses increased by $0.6 million or 1.6%, during the three months ended March 31, 2023, when compared to the same period in 2022, primarily driven by the following:

+	Increase in severance costs of $1.1 million primarily due to our targeted workforce reductions discussed above
+
Increase in stock-based compensation of $1.1 million primarily due to new grants related to 2022 performance-based equity award adjustments, partially offset by the targeted workforce reductions discussed above

-	Decrease in third-party contractor costs of $1.1 million primarily due to a decrease in our use of third-party software developers
Not included in research and development expense for the three months ended March 31, 2023 and 2022 were $14.2 million and $13.8 million, respectively, of qualifying costs associated with software and content development activities that are required to be capitalized under GAAP, such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized development costs associated with our cloud solutions are subsequently amortized to cost of subscriptions revenue over the related assets' estimated useful life, which generally range from three to seven years.
General and administrative
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.
General and administrative expense increased by $9.1 million, or 20.7%, during the three months ended March 31, 2023, when compared to the same period in 2022, primarily driven by the following:

+	Increase in Security Incident-related expenses of $10.6 million. See "Security Incident update" on page 26
+	Increase in severance costs of $0.8 million, partially offset by a corresponding decrease in compensation costs of $0.6 million due to our targeted workforce reductions discussed above
-	Decrease in third-party contractor costs of $0.6 million

30	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

The increase in interest expense in dollars and as a percentage of total revenue during the three months ended March 31, 2023, when compared to the same period in 2022, was primarily due to an increase in our weighted average effective interest rates. We currently expect interest expense for the full year 2023 to be approximately $37 million to $41 million although our interest expense in connection with the variable rate portion of our outstanding debt could increase in a rising interest rate environment. See Note 7 to our condensed consolidated financial statements in this report for more information regarding our derivative instruments, which we use to manage our variable interest rate risk, and Item 3. Quantitative and Qualitative Disclosures about Market Risk: Interest Rate Risk (below) for more information about our variable interest rate exposure and related risk.
Deferred Revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	March 31, 2023	December 31, 2022	Change
Deferred revenue(1)	$368.0	$385.2	(4.5)%
Less: Long-term portion	7.0	2.8	146.9%
Current portion(1)	$361.0	$382.4	(5.6)%
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
The decrease in deferred revenue during the three months ended March 31, 2023 was primarily due to a seasonal decrease in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter.

First Quarter 2023 Form 10-Q	31

Blackbaud, Inc.
(Unaudited)
Income Taxes

Income tax benefit ($M)
Percentages indicate effective income tax rates

For the three months ended March 31, 2022, we utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, Income Taxes—Interim Reporting, to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is no longer more appropriate than the annual effective tax rate method.
The increase in our effective income tax rate for the three months ended March 31, 2023 when compared to the same period in 2022 was primarily attributable to unfavorable impact of non-deductible Security Incident accruals, lower foreign-derived intangible income deduction and increase to the UK corporate tax rate offset against benefit attributable to valuation allowance reduction.
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

32	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)

	Three months ended March 31,
(dollars in millions, except per share amounts)	2023	2022	Change
GAAP Revenue	$261.8	$257.1	1.8%

GAAP gross profit	$138.6	$133.8	3.6%
GAAP gross margin	53.0%	52.0%
Non-GAAP adjustments:
Add: Stock-based compensation expense	4.0	4.1	(4.7)%
Add: Amortization of intangibles from business combinations	13.1	12.5	5.0%
Add: Employee severance	0.7	—	100.0%
Subtotal(1)	17.8	16.6	7.0%
Non-GAAP gross profit(1)	$156.4	$150.4	4.0%
Non-GAAP gross margin	59.8%	58.5%

GAAP loss from operations	$(9.9)	$(6.0)	66.4%
GAAP operating margin	(3.8)%	(2.3)%
Non-GAAP adjustments:
Add: Stock-based compensation expense	29.9	27.9	7.4%
Add: Amortization of intangibles from business combinations	13.9	13.3	4.4%
Add: Employee severance	4.3	—	100.0%
Add: Acquisition and disposition-related costs	0.6	1.0	(35.3)%
Add: Restructuring and other real estate activities	—	0.1	(100.0)%
Add: Security Incident-related costs, net of insurance(2)	17.8	7.2	147.0%
Subtotal(1)	66.5	49.4	34.7%
Non-GAAP income from operations(1)	$56.6	$43.4	30.4%
Non-GAAP operating margin	21.6%	16.9%

GAAP loss before provision for income taxes	$(18.6)	$(12.5)	49.3%
GAAP net loss	$(14.7)	$(10.4)	41.3%
Shares used in computing GAAP diluted loss per share	52,132,999	51,199,717	1.8%
GAAP diluted loss per share	$(0.28)	$(0.20)	40.0%
Non-GAAP adjustments:
Less: GAAP income tax benefit	(3.9)	(2.1)	90.3%
Add: Total non-GAAP adjustments affecting income from operations	66.5	49.4	34.7%
Non-GAAP income before provision for income taxes	47.9	36.9	29.8%
Assumed non-GAAP income tax provision(3)	9.6	7.4	29.8%
Non-GAAP net income(1)	$38.3	$29.5	29.8%

Shares used in computing non-GAAP diluted earnings per share	53,171,410	52,076,858	2.1%
Non-GAAP diluted earnings per share	$0.72	$0.57	26.3%
(1)The individual amounts for each year may not sum to subtotal, non-GAAP gross profit, non-GAAP income from operations, non-GAAP income before provision for income taxes or non-GAAP net income due to rounding.
(2)Includes Security Incident-related costs incurred during the three months ended March 31, 2023 of $17.8 million, which includes approximately $10.2 million in recorded liabilities for loss contingencies, net of insurance recoveries during the same period of $0.0 million and during the three months ended March 31, 2022 of $9.0 million, net of insurance recoveries during the same period of $1.8 million. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims and accruals for certain loss contingencies. Not included in this adjustment were costs associated with enhancements to our cybersecurity program. For full year 2023, we currently expect net pre-tax expense of approximately $20 million to $30 million and net cash outlays of approximately $25 million to $35 million for ongoing legal fees related to the Security Incident. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below. In line with our policy, legal fees are expensed as incurred. As of March 31, 2023, we have recorded approximately $30.2 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain governmental agencies related to the Security Incident that we believe we can reasonably estimate. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss. There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of March 31, 2023 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
(3)We apply a non-GAAP effective tax rate of 20.0% when calculating non-GAAP net income and non-GAAP diluted earnings per share.

First Quarter 2023 Form 10-Q	33

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

(dollars in millions)	Three months ended March 31,
	2023	2022
GAAP revenue	$261.8	$257.1
GAAP revenue growth	1.8%
Less: Non-GAAP revenue from divested businesses(1)	—	(1.3)
Non-GAAP organic revenue(2)	$261.8	$255.8
Non-GAAP organic revenue growth	2.3%

Non-GAAP organic revenue(2)	$261.8	$255.8
Foreign currency impact on Non-GAAP organic revenue(3)	2.7	—
Non-GAAP organic revenue on constant currency basis(3)	$264.4	$255.8
Non-GAAP organic revenue growth on constant currency basis	3.4%

GAAP recurring revenue	$252.7	$244.7
GAAP recurring revenue growth	3.3%
Less: Non-GAAP recurring revenue from divested businesses(1)	—	(1.3)
Non-GAAP organic recurring revenue(2)	$252.7	$243.4
Non-GAAP organic recurring revenue growth	3.8%

Non-GAAP organic recurring revenue(2)	$252.7	$243.4
Foreign currency impact on non-GAAP organic recurring revenue(3)	2.5	—
Non-GAAP organic recurring revenue on constant currency basis(3)	$255.2	$243.4
Non-GAAP organic recurring revenue growth on constant currency basis	4.9%
(1)Non-GAAP revenue from divested businesses excludes revenue associated with divested businesses. The exclusion of the prior period revenue is to present the results of the divested business with the results of the combined company for the same period of time in both the prior and current periods.
(2)Non-GAAP organic revenue and non-GAAP organic recurring revenue for the prior year periods presented herein may not agree to non-GAAP organic revenue and non-GAAP organic recurring revenue presented in the respective prior period quarterly financial information solely due to the manner in which non-GAAP organic revenue growth and non-GAAP organic recurring revenue growth are calculated.
(3)To determine non-GAAP organic revenue growth and non-GAAP organic recurring revenue growth on a constant currency basis, revenues from entities reporting in foreign currencies were translated to U.S. Dollars using the comparable prior period's quarterly weighted average foreign currency exchange rates. The primary foreign currencies creating the impact are the Australian Dollar, British Pound, Canadian Dollar and EURO.

34	First Quarter 2023 Form 10-Q

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

	Three months ended March 31,
(dollars in millions)	2023	2022	Change
GAAP net loss	$(14.7)	$(10.4)	41.3%
Non-GAAP adjustments:
Add: Interest, net	9.4	7.5	26.1%
Less: GAAP income tax benefit	(3.9)	(2.1)	90.3%
Add: Depreciation	3.3	3.5	(5.7)%
Add: Amortization of intangibles from business combinations	13.9	13.3	4.4%
Add: Amortization of software and content development costs(1)	10.6	9.2	14.7%
Subtotal(2)	33.4	31.5	5.8%
Non-GAAP EBITDA(2)	$18.7	$21.1	(11.6)%
Non-GAAP EBITDA margin	7.1%

Non-GAAP adjustments:
Add: Stock-based compensation expense	29.9	27.9	7.4%
Add: Employee severance	4.3	—	100.0%
Add: Acquisition and disposition-related costs(3)	0.6	1.0	(35.3)%
Add: Restructuring and other real estate activities	—	0.1	(100.0)%
Add: Security Incident-related costs, net of insurance(3)	17.8	7.2	147.0%
Subtotal(2)	52.6	36.1	45.9%
Non-GAAP Adjusted EBITDA(2)	$71.3	$57.2	24.7%
Non-GAAP Adjusted EBITDA margin	27.2%

Rule of 40(4)	29.5%

Non-GAAP adjusted EBITDA	71.3	57.2	24.7%
Foreign currency impact on Non-GAAP adjusted EBITDA(5)	1.3	0.5	158.9%
Non-GAAP adjusted EBITDA on constant currency basis(5)	$72.6	$57.7	25.8%
Non-GAAP adjusted EBITDA margin on constant currency basis	27.5%

Rule of 40 on constant currency basis(6)	30.9%
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

First Quarter 2023 Form 10-Q	35

Blackbaud, Inc.
(Unaudited)
Non-GAAP free cash flow and non-GAAP adjusted free cash flow
Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software and content development, and capital expenditures for property and equipment.
Non-GAAP adjusted free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software and content development and capital expenditures for property and equipment, plus cash outflows, net of insurance, related to the Security Incident.
We believe non-GAAP free cash flow and non-GAAP adjusted free cash flow provides useful measures of the Company's operating performance. Non-GAAP adjusted free cash flow is not intended to represent and should not be viewed as the amount of residual cash flow available for discretionary expenditures.

	Three months ended March 31,
(dollars in millions)	2023	2022	Change
GAAP net cash provided by operating activities	$21.8	$24.5	(11.0)%
Less: purchase of property and equipment	(1.4)	(4.3)	(68.0)%
Less: capitalized software and content development costs	(14.0)	(12.7)	10.1%
Non-GAAP free cash flow(1)	$6.5	$7.6	(14.3)%
Add: Security Incident-related cash flows, net of insurance	9.2	0.8	1,020.7%
Non-GAAP adjusted free cash flow(1)	$15.7	$8.4	87.4%
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

36	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	March 31, 2023	December 31, 2022	Change
Cash and cash equivalents	$24.1	$31.7	(24.0)%
Property and equipment, net	105.3	107.4	(2.0)%
Software and content development costs, net	145.7	141.0	3.3%
Total carrying value of debt	878.0	859.0	2.2%
Working capital	(284.5)	(312.0)	8.8%
The following table presents selected financial information about our cash flows:

	Three months ended March 31,
(dollars in millions)	2023	2022	Change
Net cash provided by operating activities	$21.8	$24.5	(11.0)%
Net cash used in investing activities	(15.3)	(36.9)	(58.5)%
Net cash used in financing activities	(353.2)	(325.4)	8.5%
Our principal sources of liquidity are our operating cash flow, funds available under the 2020 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription and maintenance arrangements, market acceptance of our solutions and services, the volume and size of transactions for which we process payments and our customers' ability to pay. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and meet our debt obligations. We also believe that we will be able to continue to meet our long-term cash requirements due to our anticipated cash flow from operations, solid financial position and ability to access capital from financial markets. To the extent we undertake future material acquisitions or investments or unanticipated capital or operating expenditures, including in connection with the Security Incident, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure, including through potential debt or equity issuances. In the near term, we are committed to reducing our net leverage to our target level of 2 to 1.
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
At March 31, 2023, our total cash and cash equivalents balance included approximately $14.1 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.

First Quarter 2023 Form 10-Q	37

Blackbaud, Inc.
(Unaudited)
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
Net cash provided by operating activities decreased by $2.7 million during the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to a $15.6 million increase in net income adjusted for non-cash expenses and a $18.3 million decrease in cash flow from operations associated with working capital.
The decrease in cash flow from operations associated with working capital during the three months ended March 31, 2023, when compared to the same period in 2022, was primarily due to:
•a decrease in taxes payable; and
•fluctuations in the timing of vendor payments.
Security Incident update
As discussed in Note 8 to our unaudited, condensed consolidated financial statements included in this report, total costs related to the Security Incident exceeded the limit of our insurance coverage in the first quarter of 2022. Accordingly, the Security Incident has negatively impacted, and we expect it to continue for the foreseeable future to negatively impact, our GAAP profitability and GAAP cash flow (see discussion regarding non-GAAP adjusted free cash flow on page 36). For full year 2023, we currently expect net pre-tax expense of approximately $20 million to $30 million and net cash outlays of approximately $25 million to $35 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees are expensed as incurred. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below.
As of March 31, 2023, we have recorded approximately $30.2 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain governmental agencies related to the Security Incident that we believe we can reasonably estimate in accordance with our loss contingency procedures described in Note 8. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of March 31, 2023 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
Investing Cash Flow
Net cash used in investing activities of $15.3 million decreased by $21.6 million during the three months ended March 31, 2023, when compared to the same period in 2022.
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
During the three months ended March 31, 2023, we used $14.0 million for software and content development costs, which was up $1.3 million from cash spent during the same period in 2022. We also spent $1.4 million of cash for purchases of property and equipment during the three months ended March 31, 2023, which was a decrease of $2.9 million when compared to the same period in 2022.

38	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Financing Cash Flow
During the three months ended March 31, 2023, we had a net increase in borrowings of $17.2 million.
We paid $31.4 million to satisfy tax obligations of employees upon settlement of equity awards during the three months ended March 31, 2023 compared to $34.7 million during the same period in 2022. The amount of taxes paid by us on behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter.
During the three months ended March 31, 2023, cash flow from financing activities associated with changes in restricted cash due to customers decreased $337.2 million, compared to a decrease of $315.3 million during the same period in 2022. This line in the statement of cash flows represents the change in the amount of restricted cash held and payable by us to customers from one period to the next.
Stock repurchase program
In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date. Under the stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. During the three months ended March 31, 2023, we did not purchase any shares. The remaining amount available to purchase stock under the stock repurchase program was $250.0 million as of March 31, 2023. While we are committed to reducing our net leverage to our 2 to 1 target level in the near term, as we gain visibility into the timing and magnitude of probable costs related to the Security Incident over time, we expect to resume stock repurchases.
2020 Credit Facility
Historically, we have drawn on our credit facility from time to time to help us meet financial needs, primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At March 31, 2023, our available borrowing capacity under the 2020 Credit Facility was $298.2 million. The 2020 Credit Facility matures in October 2025.
At March 31, 2023, the carrying amount of our debt under the 2020 Credit Facility was $817.1 million. Our average daily borrowings during the three months ended March 31, 2023 were $806.3 million.
The following is a summary of the financial covenants under the 2020 Credit Facility:

Financial covenant	Requirement	Ratio as of March 31, 2023
Net leverage ratio(1)	≤ 4.00 to 1.00	2.99 to 1.00
Interest coverage ratio	≥ 2.50 to 1.00	7.56 to 1.00
(1)Under the terms of the 2020 Credit Facility, the Net Leverage Ratio requirement may be increased by up to 0.50 provided we satisfy certain requirements, including a permitted business acquisition, and provided that the maximum Net Leverage Ratio shall not exceed 4.25 to 1.00.
Under the 2020 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2020 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2020 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At March 31, 2023, we were in compliance with our debt covenants under the 2020 Credit Facility. See Note 6 to our unaudited, condensed consolidated financial statements included in this report for additional information regarding the 2020 Credit Facility.

First Quarter 2023 Form 10-Q	39

Blackbaud, Inc.
(Unaudited)
Commitments and Contingencies

	Payments due by period
(in millions)	Less than 1 year	More than 1 year	Total(1)
Recorded contractual obligations:
Debt	$19.1	$861.4	$880.6
Operating leases	10.2	53.4	63.5
Interest payment on debt	—	8.9	8.9
Contingent consideration	1.4	1.4	2.7
Unrecorded contractual obligations:
Purchase obligations	72.4	208.3	280.7
Interest payments on debt	41.6	91.9	133.6
Total contractual obligations(1)	$144.7	$1,225.3	$1,370.1
(1)The individual amounts may not sum to the total due to rounding.
Debt
As of March 31, 2023, we had total remaining principal payments of $880.6 million. These payments represent principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2020 Credit Facility, our real estate loans and our other debt at March 31, 2023 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the revolving credit loans under the 2020 Credit Facility for the purposes of determining minimum commitment amounts. See Note 6 to our unaudited, condensed consolidated financial statements in this report for more information.
Interest payments on debt
In addition to principal payments, as of March 31, 2023, we expect to pay interest expense over the life of our debt obligations of approximately $133.6 million. These payments represent our estimated future interest payments on debt using our debt balances and the related weighted average effective interest rates as of March 31, 2023, which includes the effect of interest rate swap agreements. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions on our remaining principal payments described above.
Operating leases
As of March 31, 2023, we had remaining operating lease payments of $63.5 million. These payments have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements or the amount representing imputed interest of $10.4 million. Our operating leases are generally for corporate offices, subleased offices and certain equipment and furniture. Given our remote-first workforce strategy and real estate footprint optimization efforts, as discussed above, we do not anticipate entering any new, material operating leases for offices for the foreseeable future. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information.
Purchase obligations
As of March 31, 2023, we had remaining purchase obligations of $280.7 million. These purchase obligations are for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. Our purchase obligations are not recorded as liabilities on our consolidated balance sheets as of March 31, 2023, as we had not received the related services. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information.
The total liability for uncertain tax positions as of March 31, 2023 was $3.3 million. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of March 31, 2023.

40	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Contingent consideration
In connection with our acquisition of Kilter in August 2022, we may be required to pay up to a maximum of $3.0 million in additional cash consideration if, during the two-year period commencing January 1, 2023, Kilter meets certain application participation targets. As of March 31, 2023, a liability for the contingent consideration is recorded at its acquisition-date fair value of $2.7 million in other liabilities in our consolidated balance sheet.

Foreign Currency Exchange Rates
Approximately 15% of our total revenue for the three months ended March 31, 2023 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive income as a component of stockholders’ equity, was a loss of $12.7 million as of March 31, 2023 and a loss of $14.9 million as of December 31, 2022. We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds into U.S. dollars.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the three months ended March 31, 2023, foreign translation resulted in decreases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. However, we currently expect that fluctuations in foreign currency exchange rates will have a significant negative impact on our total revenue for the full year 2023. For the three months ended March 31, 2023, the fluctuation in foreign currency exchange rates reduced our total revenue and our income from operations by $2.7 million and $0.3 million, respectively. We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian dollar against changes in the exchange rate with the U.S. dollar. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2023 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recently Issued Accounting Pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 to our unaudited, condensed consolidated financial statements in this report.

First Quarter 2023 Form 10-Q	41

Blackbaud, Inc.
(Unaudited)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Our interest rate exposure includes SOFR rates. The Financial Conduct Authority in the U.K. has stated that it plans to phase out all tenors of LIBOR by June 2023, therefore, we modified our financial contracts that were indexed to LIBOR to reference SOFR during 2022. These modifications did not have a significant financial impact. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of March 31, 2023, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2022 and March 31, 2023.

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended March 31, 2023 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

42	First Quarter 2023 Form 10-Q

Blackbaud, Inc.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, see Note 8 to our unaudited, condensed consolidated financial statements in this report.
ITEM 1A. RISK FACTORS
We are supplementing Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on February 24, 2023 (the “Annual Report”). The following risk factors should be read in conjunction with the risk factors set forth in that Annual Report.

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
To date, we have received approximately 260 customer reimbursement requests and approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident. We have also received notices of proposed claims on behalf of a number of U.K. data subjects, which we are reviewing. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us, and certain insurance companies have filed subrogation claims in court. Customer and insurer subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. In addition, presently, we are a defendant in 19 putative consumer class action cases [17 in U.S. federal courts (which have been consolidated under multi district litigation to a single federal court) and 2 in Canadian courts] alleging harm from the Security Incident. The plaintiffs in these cases, who generally purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. To date, we also have received a consolidated, multi-state Civil Investigative Demand issued on behalf of 49 state Attorneys General and the District of Columbia and a separate Civil Investigative Demand from the office of the California Attorney General relating to the Security Incident. In addition, we are subject to pending governmental actions or investigations by the U.S. Federal Trade Commission, the U.S. Department of Health and Human Services, the Office of the Australian Information Commissioner and the Office of the Privacy Commissioner of Canada.
On March 9, 2023, the Company reached a settlement with the SEC in connection with the Security Incident. This settlement fully resolves the previously disclosed SEC investigation of the Security Incident and is further described in the SEC Order. Under the terms of the SEC Order, the Company agreed to cease-and-desist from committing or causing any violations or any future violations of Sections 17(a)(2) and (3) of the Securities Act and Section 13(a) of the Exchange Act, and Rules 12b-20, 13a-13 and 13a-15(a) thereunder. As part of the SEC Order, the Company also agreed to pay, and has paid, a civil penalty in the amount of $3.0 million.

First Quarter 2023 Form 10-Q	43

Blackbaud, Inc.
See Note 8 to our unaudited, condensed consolidated financial statements included in this report for a more detailed description of the Security Incident and related matters.
We may be named as a party in additional lawsuits, other claims may be asserted by or on behalf of our customers or their constituents, and we may be subject to additional governmental inquires, requests or investigations. Responding to and resolving these current and any future lawsuits, claims and/or investigations could result in material remedial and other expenses that will not be covered by insurance. For example, we have recorded approximately $30.2 million in aggregate liabilities for loss contingencies related to the Security Incident that we believe we can reasonably estimate as of March 31, 2023. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued. Certain governmental authorities are seeking to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Although we intend to defend ourselves vigorously against the claims asserted against us, we cannot predict the potential outcomes, cost and expenses associated with current and any future claims, lawsuits, inquiries and investigations.
In addition, any legislative or regulatory changes adopted in reaction to the Security Incident or other companies’ data breaches could require us to make modifications to the operation of our business that could have an adverse effect and/or increase or accelerate our compliance costs.
Significant management time and Company resources have been, and are expected to continue to be, devoted to the Security Incident. For example, for the three months ended March 31, 2023, we incurred net pre-tax expense of $17.8 million related to the Security Incident, which included $7.6 million for ongoing legal fees and an additional accrual for loss contingencies of $10.2 million. During the three months ended March 31, 2023, we had net cash outlays of $9.2 million related to the Security Incident, which included ongoing legal fees and the $3.0 million civil penalty paid related to the SEC settlement (as discussed in Note 8). For full year 2023, we currently expect net pre-tax expense of approximately $20.0 million to $30.0 million and net cash outlays of approximately $25.0 million to $35.0 million for ongoing legal fees related to the Security Incident. Although we carry insurance against certain losses related to the Security Incident, we exceeded the limit of that insurance coverage in the first quarter of 2022. As a result, we will be responsible for all expenses or other losses (including penalties, fines or other judgments) or all types of claims that may arise in connection with the Security Incident, which could materially and adversely affect our liquidity and results of operations. (See Note 8 to our unaudited, condensed consolidated financial statements included in this report.) If any such fines or penalties were great enough that we could not pay them through funds generated from operating activities and/or cause a default under the 2020 Credit Facility, we may be forced to renegotiate or obtain a waiver under the 2020 Credit Facility and/or seek additional debt or equity financing. Such renegotiation or financing may not be available on acceptable terms, or at all. In these circumstances, if we were unable to obtain sufficient financing, we may not be able to meet our obligations as they come due.
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

Financial Risks
Adverse developments affecting the financial services industry, including events or risks involving liquidity, defaults or non-performance by financial institutions, could have a material adverse effect on our business, financial condition or results of operations.
Financial services market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others. For example, on March 10, 2023, Silicon Valley Bank (SVB), where we maintain certain accounts and cash deposits, was placed into receivership with the Federal Deposit Insurance Corporation (FDIC), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers, including Blackbaud. As of March 13, 2023, access to our cash and cash equivalents at SVB was fully restored. Although our cash balances at SVB are insignificant and we do not expect further developments at SVB to have a material impact on our cash and cash equivalents, if other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC.

44	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
Although we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold cash balances in several large financial institutions significantly in excess of FDIC insurance limits. Notwithstanding their large size and historical stability, these financial institutions are subject to risk or failure. In addition, we also maintain cash deposits in foreign banks, some of which are not insured or are partially insured by government agencies. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of some or all of such funds) or to timely pay key vendors and others could have a material adverse effect on our business, financial condition or results of operations.
If one of our payment processing partners were to experience a significant disruption or fail, it could temporarily interrupt our ability to provide payment services to our customers, which could negatively impact our business, financial condition or results of operations.
In addition, concerns or rumors regarding the U.S. or international financial systems in general could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us, or at all. Any decline in available funding or access to our cash and liquidity resources could, among other things, adversely impact our ability to meet our operating expenses, financial obligations or other obligations, result in breaches of our contractual obligations or result in violations of federal, state and foreign laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our our business, financial condition or results of operations.

Legal and Compliance Risks
Provisions in our organizational documents, our Stockholder Rights Agreement (as described below, the "Rights Agreement"), certain officer compensation arrangements and Delaware law may delay or prevent an acquisition or change of control of our Company that could be deemed beneficial to our stockholders.
Certain provisions in our organizational documents, the Rights Agreement, compensation arrangements with our officers and Delaware law (as summarized below) may have the effect of delaying, deferring, discouraging or preventing an acquisition or change in control of the Company or a change in our management. This includes tender offers for our common stock, proxy contests or other takeover attempts. These anti-takeover effects may discourage transactions that might result in the payment of a premium over the market price for shares of our common stock. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.
Certificate of Incorporation and Bylaw provisions. The Board of Directors is divided into three classes of directors, as nearly equal in number as possible, with each class serving a staggered term of three years. The classification of directors will have the effect of making it more difficult and time-consuming for stockholders to change the composition of the Board of Directors, could discourage a third-party from making a tender offer or otherwise attempting to obtain control of the Company and may maintain the incumbency of the Board of Directors.
Our Bylaws contain an advance notice procedure for stockholders proposals to be brought before a meeting of stockholders, including any proposed nominations of persons for election to the Board of Directors. The Bylaws may have the effect of precluding the conduct of business at a meeting if the proper procedures are not followed and may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect its own slate of directors or otherwise attempting to obtain control of the Company.
The Board of Directors has the authority to issue up to an aggregate of 20,000,000 shares of preferred stock in one or more classes or series and to determine, with respect to any such class or series, the designations, powers, preferences and rights of such class or series, and the qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices, liquidation preferences, and the number of shares constituting any class or series or the designation of such class or series, without further vote or action by the stockholders. This preferred stock, including the Series A Preferred Stock described below, could have terms that may discourage a potential acquirer from making, without first negotiating with the Board of Directors, an acquisition attempt through which such acquirer may be able to change the composition of the Board of Directors, including a tender offer or other takeover attempt.

First Quarter 2023 Form 10-Q	45

Blackbaud, Inc.
The Board of Directors possesses the authority to call and hold emergency special meetings of the Board of Directors with less than forty-eight hours’ notice. This power to hold an emergency special meeting of the Board of Directors on short notice could discourage a potential acquirer from launching a bid to acquire majority ownership of the Company, a proxy solicitation in order to replace the current Board of Directors, or otherwise attempting to obtain control of the Company.
Stockholder Rights Agreement. On October 7, 2022, the Company declared a dividend of one preferred share purchase right for each of the Company’s issued and outstanding shares of Common Stock. The description and terms of these Rights are set forth in the Stockholder Rights Agreement, dated as of October 7, 2022 (the “Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC (the “Rights Agent”). Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from us one one-thousandth of a share of the Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) at a price of $313.00, subject to certain adjustments (as adjusted from time to time, the “Exercise Price”). Under the Rights Agreement, the Rights will become exercisable if an entity, person or group acquires beneficial ownership of 20% or more of the outstanding Common Stock in a transaction not approved by the Board of Directors. In the event that the Rights become exercisable due to the ownership threshold being crossed, each Right will entitle its holder (other than the person, entity or group triggering the Rights Plan, whose rights will become void and will not be exercisable) to purchase additional shares of Common Stock having a then-current market value of twice the Exercise Price, which would likely make any takeover or change of control attempt by such entity, person or group prohibitively expensive. Subject to the terms of the Rights Agreement, the Rights will expire on October 2, 2023. Additional information regarding the Rights Agreement is contained in a Form 8-K filed with the SEC on October 11, 2022.
Officer Compensation Arrangements. We have entered into an employment agreement with our Chief Executive Officer and retention agreements with certain of our officers, which provide that, upon the occurrence of a change in control of us and either the termination of their employment without cause (as defined) or their resignation for good reason (as defined), such persons would be entitled to certain termination or severance payments made by us (which may include a lump sum payment equal to defined percentages of compensation and accelerated vesting of certain equity stock awards paid in accordance with the terms and conditions of the respective agreement). Such provisions could significantly increase the costs to a third-party acquirer and/or deter such third-party from acquiring us.
Delaware anti-takeover law. We are subject to Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, Section 203 prohibits a publicly held Delaware corporation, such as the Company, from engaging in a “business combination” with an “interested stockholder” for a period of three years following the date the person became an interested stockholder, unless certain criteria are met. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Generally, an “interested stockholder” is a person who, together with affiliates and associates, owns, or is an affiliate or associate of the corporation, and within three years prior to the determination of interested stockholder status did own, 15% or more of a corporation’s voting stock.

46	First Quarter 2023 Form 10-Q

Blackbaud, Inc.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended March 31, 2023 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, January 1, 2023				$250,000
January 1, 2023 through January 31, 2023	—	$—	—	250,000
February 1, 2023 through February 28, 2023	533,597	58.08	—	250,000
March 1, 2023 through March 31, 2023	—	—	—	250,000
Total	533,597	$58.08	—	$250,000
(1)Includes 533,597 shares in February withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program to authorize us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date.

First Quarter 2023 Form 10-Q	47

Blackbaud, Inc.
ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.1	Form of Retention Agreement dated as of April 24, 2023 between Blackbaud, Inc. and each of Anthony W. Boor, David J. Benjamin, Kevin P. Gregoire, Kevin R. McDearis, Kevin W. Mooney and Jon W. Olson	X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

48	First Quarter 2023 Form 10-Q

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	May 4, 2023	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2023	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

First Quarter 2023 Form 10-Q	49