Form 10-Q
period 2023-06-30
BLACKBAUD INC
filed 2023-08-03
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of July 31, 2023 was 53,854,802.

Second Quarter 2023 Form 10-Q	1

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

2	Second Quarter 2023 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$29,041	$31,691
Restricted cash	761,289	702,240
Accounts receivable, net of allowance of $8,081 and $7,318 at June 30, 2023 and December 31, 2022, respectively	168,908	102,809
Customer funds receivable	3,731	249
Prepaid expenses and other current assets	81,597	81,654
Total current assets	1,044,566	918,643
Property and equipment, net	104,672	107,426
Operating lease right-of-use assets	45,497	45,899
Software and content development costs, net	151,158	141,023
Goodwill	1,053,342	1,050,272
Intangible assets, net	609,524	635,136
Other assets	84,254	94,304
Total assets	$3,093,013	$2,992,703
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$40,730	$42,559
Accrued expenses and other current liabilities	102,747	86,002
Due to customers	763,845	700,860
Debt, current portion	19,176	18,802
Deferred revenue, current portion	434,631	382,419
Total current liabilities	1,361,129	1,230,642
Debt, net of current portion	827,403	840,241
Deferred tax liability	91,306	125,759
Deferred revenue, net of current portion	3,520	2,817
Operating lease liabilities, net of current portion	43,529	44,918
Other liabilities	4,756	4,294
Total liabilities	2,331,643	2,248,671
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 69,164,244 and 67,814,044 shares issued at June 30, 2023 and December 31, 2022, respectively	69	68
Additional paid-in capital	1,138,553	1,075,264
Treasury stock, at cost; 15,311,367 and 14,745,230 shares at June 30, 2023 and December 31, 2022, respectively	(570,547)	(537,287)
Accumulated other comprehensive income	8,842	8,938
Retained earnings	184,453	197,049
Total stockholders’ equity	761,370	744,032
Total liabilities and stockholders’ equity	$3,093,013	$2,992,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Second Quarter 2023 Form 10-Q	3

Blackbaud, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022
Revenue
Recurring	$262,390	$252,507	$515,138	$497,173
One-time services and other	8,652	12,420	17,657	24,878
Total revenue	271,042	264,927	532,795	522,051
Cost of revenue
Cost of recurring	113,926	114,487	228,426	226,661
Cost of one-time services and other	7,549	11,120	16,161	22,308
Total cost of revenue	121,475	125,607	244,587	248,969
Gross profit	149,567	139,320	288,208	273,082
Operating expenses
Sales, marketing and customer success	53,191	52,737	107,576	107,953
Research and development	36,146	38,333	76,737	78,285
General and administrative	59,148	47,391	111,986	91,153
Amortization	788	805	1,562	1,616
Total operating expenses	149,273	139,266	297,861	279,007
Income (loss) from operations	294	54	(9,653)	(5,925)
Interest expense	(11,167)	(8,976)	(21,829)	(16,575)
Other income, net	2,778	3,133	4,785	4,254
Loss before provision for income taxes	(8,095)	(5,789)	(26,697)	(18,246)
Income tax benefit	(10,200)	(2,367)	(14,101)	(4,417)
Net income (loss)	$2,105	$(3,422)	$(12,596)	$(13,829)
Earnings (loss) per share
Basic	$0.04	$(0.07)	$(0.24)	$(0.27)
Diluted	$0.04	$(0.07)	$(0.24)	$(0.27)
Common shares and equivalents outstanding
Basic weighted average shares	52,642,411	51,660,739	52,389,112	51,431,501
Diluted weighted average shares	53,643,124	51,660,739	52,389,112	51,431,501
Other comprehensive income (loss)
Foreign currency translation adjustment	$3,055	$(10,398)	$5,213	$(12,530)
Unrealized gain (loss) on derivative instruments, net of tax	5,383	2,558	(5,309)	13,463
Total other comprehensive income (loss)	8,438	(7,840)	(96)	933
Comprehensive income (loss)	$10,543	$(11,262)	$(12,692)	$(12,896)

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Second Quarter 2023 Form 10-Q

Blackbaud, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six months ended June 30,
(dollars in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(12,596)	$(13,829)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,622	51,283
Provision for credit losses and sales returns	3,798	3,653
Stock-based compensation expense	63,289	55,714
Deferred taxes	(33,101)	(16,656)
Amortization of deferred financing costs and discount	963	1,254
Other non-cash adjustments	(1,569)	4,225
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(69,624)	(50,818)
Prepaid expenses and other assets	9,470	3,685
Trade accounts payable	(3,431)	12,769
Accrued expenses and other liabilities	11,948	(8,739)
Deferred revenue	52,233	39,238
Net cash provided by operating activities	75,002	81,779
Cash flows from investing activities
Purchase of property and equipment	(2,779)	(7,518)
Capitalized software and content development costs	(28,756)	(27,183)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	—	(19,016)
Net cash used in investing activities	(31,535)	(53,717)
Cash flows from financing activities
Proceeds from issuance of debt	158,000	113,200
Payments on debt	(171,824)	(129,548)
Stock issuance costs	—	(557)
Employee taxes paid for withheld shares upon equity award settlement	(33,687)	(35,600)
Change in due to customers	61,313	(141,001)
Change in customer funds receivable	(3,359)	(546)
Net cash provided by (used in) financing activities	10,443	(194,052)
Effect of exchange rate on cash, cash equivalents and restricted cash	2,489	(7,252)
Net increase (decrease) in cash, cash equivalents and restricted cash	56,399	(173,242)
Cash, cash equivalents and restricted cash, beginning of period	733,931	651,762
Cash, cash equivalents and restricted cash, end of period	$790,330	$478,520
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the condensed consolidated statements of cash flows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$29,041	$31,691
Restricted cash	761,289	702,240
Total cash, cash equivalents and restricted cash in the statement of cash flows	$790,330	$733,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

Second Quarter 2023 Form 10-Q	5

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2022	67,814,044	$68	$1,075,264	$(537,287)	$8,938	$197,049	$744,032
Net loss	—	—	—	—	—	(14,701)	(14,701)
Vesting of restricted stock units	954,147	—	—	—	—	—	—
Employee taxes paid for 533,597 withheld shares upon equity award settlement	—	—	—	(30,990)	—	—	(30,990)
Stock-based compensation	—	—	29,925	—	—	—	29,925
Restricted stock grants	427,941	1	—	—	—	—	1
Restricted stock cancellations	(41,269)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(8,534)	—	(8,534)
Balance at March 31, 2023	69,154,863	$69	$1,105,189	$(568,277)	$404	$182,348	$719,733
Net income	—	—	—	—	—	2,105	2,105
Vesting of restricted stock units	23,550	—	—	—	—	—	—
Employee taxes paid for 32,540 withheld shares upon equity award settlement	—	—	—	(2,270)	—	—	(2,270)
Stock-based compensation	—	—	33,364	—	—	—	33,364
Restricted stock grants	6,031	—	—	—	—	—	—
Restricted stock cancellations	(20,200)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	8,438	—	8,438
Balance at June 30, 2023	69,164,244	$69	$1,138,553	$(570,547)	$8,842	$184,453	$761,370

6	Second Quarter 2023 Form 10-Q

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity (continued)
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2021	66,165,666	$66	$968,927	$(500,911)	$6,522	$242,456	$717,060
Net loss	—	—	—	—	—	(10,407)	(10,407)
Stock issuance costs related to purchase of EVERFI	—	—	(983)	—	—	—	(983)
Retirements of common stock(1)	(33,075)	—	(2,581)	—	—	—	(2,581)
Vesting of restricted stock units	976,312	—	—	—	—	—	—
Employee taxes paid for 533,139 withheld shares upon equity award settlement	—	—	—	(34,674)	—	—	(34,674)
Stock-based compensation	—	—	27,860	—	—	—	27,860
Restricted stock grants	580,209	2	—	—	—	—	2
Restricted stock cancellations	(30,940)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	8,773	—	8,773
Balance at March 31, 2022	67,658,172	$68	$993,223	$(535,585)	$15,295	$232,049	$705,050
Net loss	—	—	—	—	—	(3,422)	(3,422)
Stock issuance costs related to purchase of EVERFI	—	—	(223)	—	—	—	(223)
Retirements of common stock(1)	(395)	—	(19)	—	—	—	(19)
Vesting of restricted stock units	23,549	—	—	—	—	—	—
Employee taxes paid for 15,540 withheld shares upon equity award settlement	—	—	—	(926)	—	—	(926)
Stock-based compensation	—	—	27,854	—	—	—	27,854
Restricted stock grants	136,598	—	—	—	—	—	—
Restricted stock cancellations	(62,550)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(7,840)	—	(7,840)
Balance at June 30, 2022	67,755,374	$68	$1,020,835	$(536,511)	$7,455	$228,627	$720,474

(1)Represents shares retired after determining certain EVERFI's selling shareholders would be paid in cash, rather than shares of our common stock. For more information regarding our acquisition of EVERFI on December 31, 2021, please see Note 3 of the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Second Quarter 2023 Form 10-Q	7

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

2. Basis of Presentation
Unaudited condensed consolidated interim financial statements
The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, and other forms filed with the SEC from time to time.
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

8	Second Quarter 2023 Form 10-Q

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

3. Earnings (Loss) Per Share
We compute basic earnings (loss) per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings (loss) per share reflects the assumed exercise, settlement and vesting of all dilutive securities using the “treasury stock method” except when the effect is anti-dilutive. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights and vesting of restricted stock awards and units. Diluted loss per share for the three months ended June 30, 2022 and six months ended June 30, 2023 and 2022 was the same as basic loss per share as there were net losses each of those periods and inclusion of potentially dilutive securities was anti-dilutive.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss)	$2,105	$(3,422)	$(12,596)	$(13,829)
Denominator:
Weighted average common shares	52,642,411	51,660,739	52,389,112	51,431,501
Add effect of dilutive securities:
Stock-based awards	1,000,713	—	—	—
Weighted average common shares assuming dilution	53,643,124	51,660,739	52,389,112	51,431,501
Earnings (loss) per share
Basic	$0.04	$(0.07)	$(0.24)	$(0.27)
Diluted	$0.04	$(0.07)	$(0.24)	$(0.27)

Anti-dilutive shares excluded from calculations of diluted earnings (loss) per share	9,487	1,167,368	1,151,974	2,090,267

Second Quarter 2023 Form 10-Q	9

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
Recurring fair value measurements
Financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair value as of June 30, 2023
Financial assets:
Interest rate swaps	$—	$26,978	$—	$26,978
Total financial assets	$—	$26,978	$—	$26,978

Fair value as of June 30, 2023
Financial liabilities:
Interest rate swaps	$—	$1,774	$—	$1,774
Foreign currency forward contracts	—	693	—	693
Contingent consideration obligations	—	—	1,379	1,379
Total financial liabilities	$—	$2,467	$1,379	$3,846

Fair value as of December 31, 2022
Financial assets:
Interest rate swaps	$—	$31,870	$—	$31,870
Foreign currency forward contracts	—	247	—	247
Total financial assets	$—	$32,117	$—	$32,117

Fair value as of December 31, 2022
Financial liabilities:
Foreign currency forward contracts	$—	$323	$—	$323
Contingent consideration obligations	—	—	2,710	2,710
Total financial liabilities	$—	$323	$2,710	$3,033

10	Second Quarter 2023 Form 10-Q

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
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at June 30, 2023 and December 31, 2022, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at June 30, 2023 and December 31, 2022, as the debt bears interest rates that approximate market value. As SOFR rates are observable at commonly quoted intervals, our debt under the 2020 Credit Facility (as defined below) is classified within Level 2 of the fair value hierarchy. Our fixed rate debt is also classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the six months ended June 30, 2023.
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
There were no material non-recurring fair value adjustments to our long-lived assets, intangible assets, goodwill and operating lease ROU assets during the six months ended June 30, 2023.

5. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	June 30, 2023	December 31, 2022
Restricted cash due to customers	$760,114	$700,611
Real estate escrow balances and other	1,175	1,629
Total restricted cash	$761,289	$702,240

Second Quarter 2023 Form 10-Q	11

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Prepaid expenses and other assets

(dollars in thousands)	June 30, 2023	December 31, 2022
Costs of obtaining contracts(1)(2)	$68,366	$74,272
Prepaid software maintenance and subscriptions(3)	31,587	34,766
Derivative instruments	26,978	32,117
Implementation costs for cloud computing arrangements, net(4)(5)	10,237	10,189
Prepaid insurance	8,340	4,902
Unbilled accounts receivable	5,082	5,775
Taxes, prepaid and receivable	1,389	1,855
Deferred tax assets	1,156	1,153
Other assets	12,716	10,929
Total prepaid expenses and other assets	165,851	175,958
Less: Long-term portion	84,254	94,304
Prepaid expenses and other current assets	$81,597	$81,654
(1)Amortization expense from costs of obtaining contracts was $8.1 million and $16.4 million for the three and six months ended June 30, 2023, respectively, and $8.5 million and $17.0 million for the three and six months ended June 30, 2022, respectively.
(2)The current portion of costs of obtaining contracts as of June 30, 2023 and December 31, 2022 was $27.3 million and $29.1 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of June 30, 2023 and December 31, 2022 was $28.0 million and $31.7 million, respectively.
(4)These costs primarily relate to the multi-year implementations of our new global enterprise resource planning and customer relationship management systems.
(5)Amortization expense from capitalized cloud computing implementation costs was insignificant for the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively. Accumulated amortization for these costs was $6.3 million and $5.2 million as of June 30, 2023 and December 31, 2022, respectively.

Accrued expenses and other liabilities

(dollars in thousands)	June 30, 2023	December 31, 2022
Accrued legal costs(1)	$55,888	$28,448
Taxes payable	14,305	16,667
Customer credit balances	7,588	8,257
Operating lease liabilities, current portion	7,330	7,723
Accrued commissions and salaries	4,329	6,944
Accrued health care costs	2,932	2,467
Derivative instruments	2,467	323
Accrued vacation costs	2,004	2,156
Accrued transaction-based costs related to payments services	1,545	5,059
Contingent consideration liability	1,379	2,710
Other liabilities	7,736	9,542
Total accrued expenses and other liabilities	107,503	90,296
Less: Long-term portion	4,756	4,294
Accrued expenses and other current liabilities	$102,747	$86,002
(1)All accrued legal costs are classified as current. See Note 8 to these unaudited, condensed consolidated financial statements for additional information about our loss contingency accruals and other legal expenses.

12	Second Quarter 2023 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other income, net

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Interest income	$2,308	$114	$3,544	$237
Currency revaluation (losses) gains	(535)	2,271	(779)	2,853
Other income, net	1,005	748	2,020	1,164
Other income, net	$2,778	$3,133	$4,785	$4,254

6. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Credit facility:
Revolving credit loans	$172,800	$177,800	5.38%	5.18%
Term loans	615,625	623,750	4.30%	4.26%
Real estate loans	57,490	58,189	5.22%	5.22%
Other debt	2,800	2,247	8.42%	7.38%
Total debt	848,715	861,986	4.60%	4.52%
Less: Unamortized discount and debt issuance costs	2,136	2,943
Less: Debt, current portion	19,176	18,802	7.03%	6.45%
Debt, net of current portion	$827,403	$840,241	4.54%	4.48%
2020 credit facility
In October 2020, we entered into a five-year $900.0 million senior credit facility (the "2020 Credit Facility"). At June 30, 2023, we were in compliance with our debt covenants under the 2020 Credit Facility.
Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the seller’s obligations under two senior secured notes with a then-aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). At June 30, 2023, we were in compliance with our debt covenants under the Real Estate Loans.
Other debt
From time to time, we enter into third-party financing agreements for purchases of software and related services for our internal use. Generally, the agreements are non-interest-bearing notes requiring annual payments. Interest associated with the notes is imputed at the rate we would incur for amounts borrowed under our then-existing credit facility at the inception of the notes.

Second Quarter 2023 Form 10-Q	13

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes our currently effective supplier financing agreements as of June 30, 2023:

(dollars in thousands)	Term in Months	Number of Annual Payments	First Annual Payment Due	Original Loan Value
Effective dates of agreements (1):
December 2022	39	3	January 2023	$1,710
January 2023	36	3	April 2023	$2,491
(1)Represent noncash investing and financing transactions during the periods indicated as we purchased software and services by assuming directly related liabilities.
The changes in supplier financing obligations during the six months ended June 30, 2023, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2022	$2,247
Additions	2,491
Settlements	(1,938)
Balance at June 30, 2023	$2,800

7. Derivative Instruments
We generally use derivative instruments to manage our interest rate and foreign currency exchange risk. We currently have derivatives classified as cash flow hedges and net investment hedges. We do not enter into any derivatives for trading or speculative purposes.
All of our derivative instruments are governed by International Swap Dealers Association, Inc. master agreements with our counterparties. As of June 30, 2023 and December 31, 2022, we have presented the fair value of our derivative instruments at the gross amounts in the condensed consolidated balance sheets as the gross fair values of our derivative instruments equaled their net fair values.
Cash flow hedges
We have entered into interest rate swap agreements, which effectively convert portions of our variable rate debt under the 2020 Credit Facility to a fixed rate for the term of the swap agreements. We designated each of the interest rate swaps as cash flow hedges at the inception of the contracts. As of June 30, 2023 and December 31, 2022, the aggregate notional values of the interest rate swaps were $935.0 million and $435.0 million, respectively. All of the contracts have maturities on or before October 2028.
We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian Dollar ("CAD") against changes in the exchange rate with the United States Dollar ("USD"). We designated each of these foreign currency forward contracts as cash flow hedges at the inception of the contracts. As of June 30, 2023 and December 31, 2022, the aggregate notional values of the foreign currency forward contracts designated as cash flow hedges that we held to buy USD in exchange for Canadian Dollars were $27.1 million CAD and $22.6 million CAD, respectively. All of the contracts have maturities of 12 months or less.

14	Second Quarter 2023 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net investment hedges
We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds ("GBP") into USD. We designated each of these foreign currency forward contracts as net investment hedges at the inception of the contracts. As of June 30, 2023 and December 31, 2022, the aggregate notional values of the foreign currency forward contracts designated as net investment hedges to reduce the volatility of the U.S. dollar value of a portion of our GBP-denominated investments was £11.5 million and £11.2 million, respectively.
The fair values of our derivative instruments were as follows as of:

		Asset derivatives			Liability derivatives
(dollars in thousands)	Balance sheet location	June 30, 2023	December 31, 2022	Balance sheet location	June 30, 2023	December 31, 2022
Derivative instruments designated as hedging instruments:
Foreign currency forward contracts, current portion	Prepaid expenses and other current assets	$—	$247	Accrued expenses and other current liabilities	$693	$323
Interest rate swaps, long-term	Other assets	26,978	31,870	Other liabilities	1,774	—
Total derivative instruments designated as hedging instruments		$26,978	$32,117		$2,467	$323
The effects of derivative instruments in cash flow and net investment hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive income as of	Location of gain (loss) reclassified from accumulated other comprehensive income into income (loss)	Gain (loss) reclassified from accumulated other comprehensive income into income (loss)
(dollars in thousands)	June 30, 2023		Three months ended June 30, 2023	Six months ended June 30, 2023
Cash Flow Hedges
Interest rate swaps	$25,204	Interest expense	$5,083	$9,582
Foreign currency forward contracts	$(292)	Revenue	$109	$234
Net Investment Hedges
Foreign currency forward contracts	$(401)		$—	$—

	June 30, 2022		Three months ended June 30, 2022	Six months ended June 30, 2022
Cash Flow Hedges
Interest rate swaps	$25,412	Interest expense	$323	$(35)
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

Second Quarter 2023 Form 10-Q	15

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

comprehensive income as of June 30, 2023 that is expected to be reclassified into earnings within the next twelve months is $20.9 million. There were no ineffective portions of our interest rate swap or foreign currency forward derivatives during the six months ended June 30, 2023 and 2022. See Note 10 to these condensed consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component. We classify cash flows related to derivative instruments as operating activities in the condensed consolidated statements of cash flows.

8. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. As of June 30, 2023, we did not have any operating leases that had not yet commenced.
The following table summarizes the components of our lease expense:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Operating lease cost(1)	$2,304	$2,445	$4,689	$4,976
Variable lease cost	395	413	827	850
Sublease income	(854)	(766)	(1,665)	(1,197)
Net lease cost	$1,845	$2,092	$3,851	$4,629
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
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of June 30, 2023, the remaining aggregate minimum purchase commitment under these arrangements was approximately $270.4 million through 2027.
Solution and service indemnifications
In the ordinary course of business, we provide certain indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our solutions or services. We have not identified any losses that might be covered by these indemnifications.

16	Second Quarter 2023 Form 10-Q

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
Security incident
As previously disclosed, we are subject to risks and uncertainties as a result of a ransomware attack against us in May 2020 in which a cybercriminal removed a copy of a subset of data from our self-hosted environment (the "Security Incident"). Based on the nature of the Security Incident, our research and third party (including law enforcement) investigation, we do not believe that any data went beyond the cybercriminal, has been misused, or has been disseminated or otherwise made available publicly. Our investigation into the Security Incident remains ongoing.
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
We recorded expenses and offsetting insurance recoveries related to the Security Incident as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Gross expense	$26,777	$8,435	$44,560	$17,440
Offsetting insurance recoveries	—	(87)	—	(1,891)
Net expense	$26,777	$8,348	$44,560	$15,549

Second Quarter 2023 Form 10-Q	17

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following summarizes our cumulative expenses, insurance recoveries recognized and insurance recoveries paid as of:

(dollars in thousands)	June 30, 2023	December 31, 2022
Cumulative gross expense	$152,565	$108,005
Cumulative offsetting insurance recoveries recognized	(50,000)	(50,000)
Cumulative net expense	$102,565	$58,005

Cumulative offsetting insurance recoveries paid	$(50,000)	$(50,000)
Recorded expenses have consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlement of the previously disclosed SEC investigation (as discussed below), settlements of customer claims and accruals for certain loss contingencies. Not included in the expenses discussed above were costs associated with enhancements to our cybersecurity program. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our consolidated statements of comprehensive income (loss) and as operating activities on our consolidated statements of cash flows. Total costs related to the Security Incident exceeded the limit of our insurance coverage during the first quarter of 2022. We expect to continue to experience significant expenses related to our response to the Security Incident, resolution of legal proceedings, claims and investigations, including those discussed below, and our efforts to further enhance our cybersecurity measures. For the three and six months ended June 30, 2023, we incurred net pre-tax expenses of $26.8 million and $44.6 million, respectively, related to the Security Incident, which included $7.0 million and $14.6 million, respectively, for ongoing legal fees and additional accruals for loss contingencies of $19.8 million and $30.0 million, respectively. During the six months ended June 30, 2023, we had net cash outlays of $15.8 million related to the Security Incident, which included ongoing legal fees and the $3.0 million civil penalty paid related to the SEC settlement (as discussed below). In line with our policy, legal fees are expensed as incurred. For full year 2023, we currently expect net pre-tax expense of approximately $20.0 million to $30.0 million and net cash outlays of approximately $25.0 million to $35.0 million for ongoing legal fees related to the Security Incident. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below.
As of June 30, 2023, we have recorded approximately $50.0 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain governmental agencies related to the Security Incident that we believe we can reasonably estimate in accordance with our loss contingency procedures described above. Our liabilities for loss contingencies are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of June 30, 2023 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
Customer claims. To date, we have received approximately 260 specific requests for reimbursement of expenses, approximately 210 (or 81%) have been fully resolved and closed. We have also received approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident. We have also received notices of proposed claims on behalf of a number of U.K. data subjects, which we are reviewing. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us, and certain insurance companies have filed subrogation claims in court. Customer and insurer subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. Our review of customer and subrogation claims includes analyzing individual customer contracts into which we have entered, the specific claims made and applicable law.

18	Second Quarter 2023 Form 10-Q

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

Second Quarter 2023 Form 10-Q	19

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

9. Income Taxes
Our income tax benefit and effective income tax rates, including the effects of period-specific events, were:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Income tax benefit	$(10,200)	$(2,367)	$(14,101)	$(4,417)
Effective income tax rate	126.0%	40.9%	52.8%	24.2%
The increases in our effective income tax rate for the three and six months ended June 30, 2023, when compared to the same periods in 2022 were primarily attributable to unfavorable impact of non-deductible Security Incident accruals. See Note 8 to these unaudited, condensed consolidated financial statements for additional information about our loss contingency accruals related to the Security Incident.
For the three and six months ended June 30, 2022, we utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, Income Taxes—Interim Reporting, to calculate our interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. For the three and six months ended June 30, 2023 we have utilized the annual effective tax rate method, as we believe it can now be reliably estimated. This methodology requires us to apply our estimated annual effective tax rate to year-to-date pre-tax earnings. During the second quarter of 2023, our estimated annual effective tax rate increased due to the unfavorable impacts of non-deductible Security Incident accruals and its impact on pre-tax earnings. This increase, when applied to quarter-to-date and year-to-date date pre-tax losses, resulted in recognition of income tax benefits at 126.0% and 52.8%, respectively.

20	Second Quarter 2023 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Stockholders' Equity
Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Accumulated other comprehensive income, beginning of period	$404	$15,295	$8,938	$6,522
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income balance, beginning of period	$13,141	$16,162	$23,833	$5,257
Other comprehensive income before reclassifications, net of tax effects of $(3,238), $(993) $(672) and $(4,782)	9,231	2,796	1,942	13,437
Amounts reclassified from accumulated other comprehensive income	(5,192)	(323)	(9,816)	35
Tax expense (benefit) included in provision for income taxes	1,344	85	2,565	(9)
Total amounts reclassified from accumulated other comprehensive income	(3,848)	(238)	(7,251)	26
Net current-period other comprehensive income (loss)	5,383	2,558	(5,309)	13,463
Accumulated other comprehensive income balance, end of period	$18,524	$18,720	$18,524	$18,720
Foreign currency translation adjustment:
Accumulated other comprehensive (loss) income balance, beginning of period	$(12,737)	$(867)	$(14,895)	$1,265
Translation adjustment	3,055	(10,398)	5,213	(12,530)
Accumulated other comprehensive loss balance, end of period	(9,682)	(11,265)	(9,682)	(11,265)
Accumulated other comprehensive income, end of period	$8,842	$7,455	$8,842	$7,455

Second Quarter 2023 Form 10-Q	21

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of June 30, 2023, approximately $1.2 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 50% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (one-time services); and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (transactional revenue).
Contract balances
Our contract assets as of June 30, 2023 and December 31, 2022 were insignificant. Our closing balances of deferred revenue were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Total deferred revenue	$438,151	$385,236
The increase in deferred revenue during the six months ended June 30, 2023 was primarily due to a seasonal increase in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter. The amount of revenue recognized during the six months ended June 30, 2023 that was included in the deferred revenue balance at the beginning of the period was approximately $252 million. The amount of revenue recognized during the six months ended June 30, 2023 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
United States	$228,744	$223,128	$450,413	$437,522
United Kingdom	28,234	26,831	54,282	54,491
Other countries	14,064	14,968	28,100	30,038
Total revenue	$271,042	$264,927	$532,795	$522,051

22	Second Quarter 2023 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the third quarter of 2022, we reorganized our market groups. The Social Sector and Corporate Sector market groups comprised our go-to-market organizations as of June 30, 2023. The following is a description of each market group as of that date:
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
The following table presents our revenue by market group:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022(1)	2023	2022(1)
Social Sector	$232,381	$227,756	$457,278	$447,751
Corporate Sector	38,661	37,171	75,517	74,300
Total revenue	$271,042	$264,927	$532,795	$522,051
(1)Due to the market group change discussed above, we have recast our revenue by market group for the three and six months ended June 30, 2022 to present them on a consistent basis with the current year.
The following table presents our recurring revenue by type:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Contractual recurring	$181,235	$177,350	$358,838	$351,882
Transactional recurring	81,155	75,157	156,300	145,291
Total recurring revenue	$262,390	$252,507	$515,138	$497,173

12. Subsequent Events
Fixed Asset Impairment
On July 31, 2023, we entered into a sublease for a portion of our Washington, DC office location, which we previously closed in February 2023 to align with our remote-first workforce strategy. We considered our entry into the sublease an impairment indicator. As a result, we currently expect to incur pre-tax costs between $6.0 million and $8.0 million in the third quarter of 2023, consisting of noncash impairment charges against certain operating lease right-of-use assets and property and equipment assets.

Second Quarter 2023 Form 10-Q	23

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
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud and hosted environments; (ii) providing payment and transactional services; (iii) providing Impact-as-a-Service™ digital educational content; (iv) providing software maintenance and support services; and (v) providing professional services, including implementation, consulting, training, analytic and other services.
Update on Five Key Operational Initiatives

1	Product Innovation and Delivery

2	Bookings Growth and Acceleration

3	Transactional Revenue Optimization and Expansion

4	Modernized Approach to Pricing and Multi-Year Customer Contracts

5	Keen Attention to Cost Management
1.Product Innovation and Delivery
Product is core at Blackbaud, and we strive to bring increased value to our customers through their software subscriptions with improved and innovative capabilities. For example, we recently released a new, next generation donation form in Raiser’s Edge NXT with the goal of increasing the conversion rate and donations our customers raise. We match the new donation form with Prospect Insights, which utilizes artificial intelligence ("AI") to identify and qualify candidates for major gifts.
For years, we have been using AI-enabled capabilities in our analytics offerings. We are expanding our strategy into next-generation and generative AI technology that addresses specific challenges of our customers. As recently announced, we will be rolling out an extensive new set of capabilities across our product portfolio over upcoming quarters, including:
•AI for Peer-to-Peer (P2P) Fundraisers: Enabling P2P participants to use Generative AI-based features to make sharing their own story easier and more effective for their fundraiser.
•AI for Online Giving: Providing a personalized experience to online donors through predictive AI capabilities.
•AI for Major Giving Officers: Expanding Prospect Insights to include AI-driven insights into planned and major giving vehicles and likelihood.
•AI for Donor Stewardship: Enabling organizations to automate the creation of key donor stewardship documents such as thank you notes through a built-in Generative AI experience.

24	Second Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)
•AI for Educators: Assisting teachers with personalized, AI-driven content that has appropriate guardrails to drive more classroom engagement.
•AI for School Administrators: Leveraging AI to automate review and recommendations for financial aid submissions.
•AI for Corporate Impact: Empowering Corporate Social Responsibility teams to capture, visualize and tell the story of their corporate social impact missions through inclusion of modern AI services.
2.Bookings Growth and Acceleration
We drove strong bookings performance in the first quarter, up significantly versus last year, led by our corporate sector (YourCause and EVERFI solutions) which more than doubled its bookings over the first quarter of 2022. We signed several notable large contracts during the second quarter. As previously disclosed, there can be volatility quarter-to-quarter on bookings.
3.Transactional Revenue Optimization and Expansion
Transactional revenue, which is about one-third of total revenue, has proven to be resilient so far in 2023 following the lower average donation sizes we experienced during the fourth quarter of 2022. A rate increase on Blackbaud Merchant Services in the U.S. took effect on August 1, 2023, which is incremental to the January 2023 rate change previously disclosed. Our Blackbaud Tuition Management and JustGiving platforms continue to perform well against plan. And as we look ahead, our teams are hard at work to drive innovation across our payments solutions that are a win-win for both our customers and Blackbaud. We have already introduced our two fee cover models, and we are also looking at ways to optimize our payments solutions to drive a better donor experience.
4.Modernized Approach to Pricing and Multi-Year Contracts
Last summer, we put in place an updated pricing policy primarily for our social sector customers that directly reflects the value we provide to them, is in-line with the broader market and reflects the inflationary pressures that all businesses are facing. In November 2022, we started notifying customers with a March 2023 contract renewal that we would be making important contract changes. First, we are offering 3-year contract renewal terms as our standard, replacing one-year renewal terms. This process was already being implemented outside of the pricing changes. Second, we are implementing a more significant rate increase on the 1-year renewal option versus the 3-year renewal option. And third, the 3-year renewal option includes annual rate increases. Our 3-year renewal options did not historically include annual rate increases.
These efforts are well on their way. We have already notified customers with December 2023 contract renewals of the new terms. Through July 2023, nearly 70% of our 2023 contracts eligible for renewal rate increases have already renewed. The close day-to-day management of renewals, the mix of 3-year and 1-year contracts, and the impact of pricing are progressing well, and we expect more impact from the compounding effect of these rate increases over time as we layer in future year contract renewals and annual rate increases. For example, over 50% of our planned 2023 revenue will renew in a little over 3 years and approximately 35% of that renewable base is expected to renew this year. These contracts are renewing every day and create revenue growth that we expect to accelerate with each successive quarter this year. We expect that to lead to an even greater impact in 2024, 2025 and beyond as we begin to see the full-year impact of the rate increases. Approximately 30% of the renewable base is up for renewal in 2024 and more than 20% in 2025. The adoption of 3-year renewals as a standard, with more customers opting for this option than we originally expected, are expected to have an added benefit of higher retention which provides greater revenue assurance and predictability. Looking even further ahead, the cycle starts fresh in 2026 as the 2023 signed contracts will begin to renew. We expect that this will be a sustainable and meaningful revenue growth stream for us.
5.Keen Attention to Cost Management
We closed four legacy data centers during 2022, and we plan to close more this year. We renegotiated key vendor contracts including Microsoft Azure and AWS and made the difficult decision to further reduce our staff in the first quarter. Because we have organized to achieve much better scale efficiencies, we have significantly reduced our headcount since the third quarter of 2022. Our goal is to run the business at about this headcount level for the foreseeable future, such that our revenue growth will better drive margin acceleration.

Second Quarter 2023 Form 10-Q	25

Blackbaud, Inc.
(Unaudited)
Financial Summary

Total revenue ($M)	Income (Loss) from operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue increased by $6.1 million and $10.7 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, driven largely by the following:

+
Growth in recurring revenue primarily related to:
•increases in transactional recurring revenue of $6.0 million and $11.0 million, respectively, primarily due to increases in volume for our Blackbaud Tuition Management and JustGiving solutions and positive results related to a pricing initiative we implemented at the beginning of 2023; also offsetting the increases in transactional recurring revenue were decreases related to fluctuations in foreign currency exchange rates of $0.6 million and $2.2 million, respectively; and
•increases in contractual recurring revenue of $3.9 million and $7.0 million, respectively, related to the performance of our cloud solutions and, to a lesser extent, the early impact of our pricing initiatives; partially offset by decreases in maintenance revenue as customers migrate to our cloud solutions; also offsetting the increases in contractual recurring revenue were decreases related to fluctuations in foreign currency exchange rates of $0.3 million and $1.1 million, respectively

-
Decreases in one-time service and other revenue primarily related to:
•decreases in one-time consulting revenue due primarily to less sales of creative services and implementation and customization services, in line with our multi-year strategic shift from a license-based and one-time services business model to a cloud subscription business model, which generally requires less implementation and customization services; and
•decreases in one-time analytics revenue as analytics are generally integrated in our cloud solutions

For additional information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 47.

26	Second Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)
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
Income from operations increased by $0.2 million during the three months ended June 30, 2023, when compared to the same period in 2022, driven largely by the following:

+	Decreases in compensation costs other than stock-based compensation of $10.1 million and commission expense of $0.8 million due to our targeted workforce reductions discussed below
+	Increase in total revenue, as described above
+
Decrease in acquisition and disposition-related costs of $3.1 million primarily related to the release of $1.4 million in accrued contingent consideration related to our Kilter acquisition during the three months ended June 30, 2023 and a $2.0 million noncash impairment of certain insignificant intangible assets that were held for sale during the three months ended June 30, 2022 which did not reoccur in the comparable 2023 period

+
A $2.3 million noncash impairment charge during the three months ended June 30, 2022 against previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge resulted primarily from our decision to end customer support for certain solutions and did not reoccur in 2023

+	Decrease in third-party contractor costs of $1.8 million primarily due to a decrease in our use of third-party software developers
+
Decrease in hosting and data center costs of $1.5 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of cybersecurity investments to continue for the foreseeable future

+	Decrease in other corporate costs of $1.2 million primarily related to the release of certain accrued tax liabilities due to favorable sales tax rulings
+
Net decrease of $0.9 million primarily related to a decrease in rent and utilities, partially offset by higher third-party software costs due to the number of licenses needed and also price increases for the software being used

-	Increase in Security Incident-related expenses of $18.4 million. See "Security Incident update" below.
-
Increase in stock-based compensation expense of $5.5 million primarily due to estimated overall Company performance against 2023 goals, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023

-	Increase in transaction-based costs of $1.2 million related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates
-	Increase in advertising costs of $1.1 million
-
Net decrease of $0.8 million due to an increase in amortization of capitalized software and content development costs, partially offset by an increase in software and content development costs that were required to be capitalized under the internal-use software guidance

-	Increase in amortization of intangible assets from business combinations of $0.7 million due to our acquisition of EVERFI

Second Quarter 2023 Form 10-Q	27

Blackbaud, Inc.
(Unaudited)
Income from operations decreased by $3.7 million during the six months ended June 30, 2023, when compared to the same period in 2022, driven largely by the following:

-	Increase in Security Incident-related expenses of $29.0 million. See "Security Incident update" below.
-
Increase in stock-based compensation expense of $7.6 million primarily due to 2022 performance-based equity award adjustments and estimated overall Company performance against 2023 goals, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023

-	Increase in transaction-based costs of $3.3 million related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates
-
Net decrease of $1.7 million due to an increase in amortization of capitalized software and content development costs, partially offset by an increase in software and content development costs that were required to be capitalized under the internal-use software guidance

-	Increase in amortization of intangible assets from business combinations of $1.3 million due to our acquisition of EVERFI
-
Net increase of $1.0 million primarily related to higher third-party software costs due to the number of licenses needed and also price increases for the software being used, partially offset by a decrease in rent and utilities

+
Decreases in compensation costs other than stock-based compensation of $17.8 million and commission expense of $1.5 million, partially offset by a corresponding increase in severance costs of $4.5 million due to our targeted workforce reductions discussed below

+	Increase in total revenue, as described above
+	Decrease in third-party contractor costs of $3.7 million primarily due to a decrease in our use of third-party software developers
+
Decrease in hosting and data center costs of $3.6 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of cybersecurity investments to continue for the foreseeable future

+
Decrease in acquisition and disposition-related costs of $3.5 million primarily related to the release of $1.4 million in accrued contingent consideration related to our Kilter acquisition during the six months ended June 30, 2023 and a $2.0 million noncash impairment of certain insignificant intangible assets that were held for sale during the three months ended June 30, 2022 which did not reoccur in the comparable 2023 period

+
A $2.3 million noncash impairment charge during the six months ended June 30, 2022 against previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge resulted primarily from our decision to end customer support for certain solutions

+	Decrease in other corporate costs of $1.6 million primarily related to the release of certain accrued tax liabilities due to favorable sales tax rulings
We are continuing to make critical investments in the business in areas such as digital marketing, innovation, cybersecurity, customer success and our continued shift of cloud infrastructure to leading public cloud service providers. Our profitability during the first half of 2023 reflects some of these incremental investments. In the second half of 2023, we expect our financial performance to improve each quarter as our pricing and cost initiatives continue to take hold.
We continuously seek opportunities to optimize our portfolio of solutions to focus time and resources on innovation that will have the greatest impact for our customers and the markets we serve, and drive the highest return on investment. To that end, we will continue to simplify and rationalize our portfolio through product sunsets and divestitures of non-core businesses and technologies.

28	Second Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Gross dollar retention

Our recurring subscription contracts are typically for a term of three years at contract inception. We have been for several years successfully shifting our legacy customer base away from annual renewals and moving them onto multi-year renewal contracts.
A key factor to our overall success is the renewal and expansion of our existing subscription agreements with our customers. Management uses gross dollar retention in analyzing our success at delighting our customers with innovative and cloud solutions. Gross dollar retention is defined as contracted annual recurring revenue ("CARR") divided by beginning CARR with a measurement period of twelve months. For the twelve months ended June 30, 2023, our gross dollar retention was approximately 90%. This gross dollar retention rate is relatively consistent with our rate for the full year ended December 31, 2022. We are continually investing in innovation, which we believe will increase gross dollar retention over the long-term. Although some customer attrition is normal, our new contract pricing and renewal model (as described above on page 24) does not appear to have had a significant impact on customer attrition to date.
Balance sheet and cash flow
At June 30, 2023, our cash and cash equivalents were $29.0 million and the carrying amount of our debt under the 2020 Credit Facility was $786.8 million. Our net leverage ratio was 2.67 to 1.00.
During the six months ended June 30, 2023, we generated $75.0 million in cash from operations, had a net decrease in borrowings of $13.8 million, and had aggregate cash outlays of $31.5 million for purchases of property and equipment and capitalized software and content development costs.
Security Incident update
As discussed in Note 8 to our unaudited, condensed consolidated financial statements included in this report, total costs related to the Security Incident exceeded the limit of our insurance coverage in the first quarter of 2022. Accordingly, the Security Incident has negatively impacted, and we expect it to continue for the foreseeable future to negatively impact, our GAAP profitability and GAAP cash flow (see discussion regarding non-GAAP adjusted free cash flow on page 42). For the three and six months ended June 30, 2023, we incurred net pre-tax expenses of $26.8 million and $44.6 million, respectively, related to the Security Incident, which included $7.0 million and $14.6 million, respectively, for ongoing legal fees and additional accruals for loss contingencies of $19.8 million and $30.0 million, respectively. During the six months ended June 30, 2023, we had net cash outlays of $15.8 million related to the Security Incident, which included ongoing legal fees and the $3.0 million civil penalty paid during the first quarter of 2023 related to the SEC settlement (as discussed in Note 8). In line with our policy, legal fees are expensed as incurred. For full year 2023, we currently expect net pre-tax expense of approximately $20.0 million to $30.0 million and net cash outlays of approximately $25.0 million to $35.0 million for ongoing legal fees related to the Security Incident. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below.
As of June 30, 2023, we have recorded approximately $50.0 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain governmental agencies related to the Security Incident that we believe we can reasonably estimate in accordance with our loss contingency procedures described in Note 8. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.

Second Quarter 2023 Form 10-Q	29

Blackbaud, Inc.
(Unaudited)
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of June 30, 2023 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
Fixed asset impairment
On July 31, 2023, we entered into a sublease for a portion of our Washington, DC office location, which we previously closed in February 2023 to align with our remote-first workforce strategy. We considered our entry into the sublease an impairment indicator. As a result, we currently expect to incur pre-tax costs between $6.0 million and $8.0 million in the third quarter of 2023, consisting of noncash impairment charges against certain operating lease right-of-use assets and property and equipment assets.

30	Second Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Results of Operations
Comparison of the three and six months ended June 30, 2023 and 2022
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

Second Quarter 2023 Form 10-Q	31

Blackbaud, Inc.
(Unaudited)
Recurring revenue increased by $9.9 million, or 3.9%, and $18.0 million, or 3.6%, during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, driven primarily by the following:

+
Increases in transactional recurring revenue of $6.0 million and $11.0 million, respectively, primarily due to increases in volume for our Blackbaud Tuition Management and JustGiving solutions and positive results related to a pricing initiative we implemented at the beginning of 2023; also offsetting the increases in transactional recurring revenue were decreases related to fluctuations in foreign currency exchange rates of $0.6 million and $2.2 million, respectively

+
Increases in contractual recurring revenue of $3.9 million and $7.0 million, respectively, related to the performance of our cloud solutions and, to a lesser extent, the early impact of our pricing initiatives; partially offset by decreases in maintenance revenue as customers migrate to our cloud solutions; also offsetting the increases in contractual recurring revenue were decreases related to fluctuations in foreign currency exchange rates of $0.3 million and $1.1 million, respectively

For additional information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 47.
Cost of recurring revenue decreased by $0.6 million, or 0.5%, during the three months ended June 30, 2023, when compared to the same period in 2022, driven primarily by the following:

-	Decrease in compensation costs other than stock-based compensation of $2.6 million primarily due to our targeted workforce reductions discussed above
-
Decrease in hosting and data center costs of $1.5 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of cybersecurity investments to continue for the foreseeable future

+	Increase in amortization of software development costs of $1.4 million due to our continued investments in the innovation and security of our solutions
+	Increase in transaction-based costs of $1.2 million related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates
+	Increase in amortization of intangible assets from business combinations of $0.7 million primarily due to our acquisition of EVERFI in December 2021
Cost of recurring revenue increased by $1.8 million, or 0.8%, during the six months ended June 30, 2023, when compared to the same period in 2022, driven primarily by the following:

+	Increase in transaction-based costs of $3.3 million related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates
+	Increase in amortization of software development costs of $2.7 million due to our continued investments in the innovation and security of our solutions
+	Increase in amortization of intangible assets from business combinations of $1.4 million primarily due to our acquisition of EVERFI in December 2021
+	Increase in third-party software costs of $1.1 million primarily related to a higher number of licenses needed and also price increases for the software being used
+
Increase in stock-based compensation costs of $0.7 million primarily due to 2022 performance-based equity award adjustments and estimated overall Company performance against 2023 goals, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023

-	Decrease in compensation costs other than stock-based compensation of $4.8 million primarily due to our targeted workforce reductions discussed above
-
Decrease in hosting and data center costs of $3.6 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of cybersecurity investments to continue for the foreseeable future

Recurring gross margin increased by 190 and 120 basis points for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily due to the increases in recurring revenue outpacing the changes in cost of recurring revenue.

32	Second Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)

One-time services and other
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
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
One-time services and other revenue decreased by $3.8 million, or 30.3%, and $7.2 million, or 29.0%, during the three and six months ended June 30, 2023, when compared to the same periods in 2022, driven primarily by the following:

-
Decreases in one-time consulting revenue of $2.7 million and $5.7 million, respectively, primarily due to less sales of creative services and implementation and customization services, in line with our multi-year strategic shift from a license-based and one-time services business model to a cloud subscription business model, which generally requires less implementation and customization services.

-	Decreases in one-time analytics revenue of $0.8 million and $1.6 million, respectively, as analytics are generally integrated in our cloud solutions
Cost of one-time services and other decreased by $3.6 million, or 32.1%, and $6.1 million, or 27.6%, during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, driven primarily by the following:

-
Decreases in compensation costs of $2.5 million and $5.0 million, respectively, primarily related to our targeted workforce reductions discussed above and a continued shift in resources historically supporting one-time services and other towards recurring revenue

Second Quarter 2023 Form 10-Q	33

Blackbaud, Inc.
(Unaudited)
One-time services and other gross margin increased by 230 basis points during the three months ended June 30, 2023, when compared to the same period in 2022, primarily due to the decrease in compensation costs discussed above outpacing the decrease in one-time services and other revenue.
One-time services and other gross margin decreased by 190 basis points during the six months ended June 30, 2023, when compared to the same period in 2022, primarily due to the decrease of one-time services and other revenue outpacing the decrease compensation costs discussed above.
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
We see a large market opportunity in the long-term and will continue to make investments to drive sales effectiveness. We have also implemented software tools to enhance our digital footprint and drive lead generation. The enhancements we are making in our go-to-market approach are expected to reduce our average customer acquisition cost per customer as well as the related payback period while increasing sales velocity.

34	Second Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Sales, marketing and customer success expense increased by $0.5 million or 0.9%, during the three months ended June 30, 2023, when compared to the same period in 2022, primarily driven by the following:

+
Increase in stock-based compensation costs of $1.9 million primarily due to estimated overall Company performance against 2023 goals, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023

+	Increase in advertising costs of $1.1 million
-
Net decrease in the following costs primarily due to our targeted workforce reductions discussed above:
•Decrease in compensation costs other than stock-based compensation of $2.0 million; and
•Decrease in commissions expense of $0.9 million

Sales, marketing and customer success expense decreased by $0.4 million, or 0.3%, during the six months ended June 30, 2023, when compared to the same period in 2022, primarily driven by the following:

-
Net decrease in the following costs primarily due to our targeted workforce reductions discussed above:
•Increase in severance costs of $2.1 million;
•Decrease in compensation costs other than stock-based compensation of $3.4 million; and
•Decrease in commissions expense of $1.5 million

+
Increases in stock-based compensation costs of $2.4 million primarily due to 2022 performance-based equity award adjustments and estimated overall Company performance against 2023 goals, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023

Research and development
Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.
We continue to make investments to delight our customers with innovative and secure cloud solutions. Research and development expenses decreased by $2.2 million, or 5.7%, and $1.5 million or 2.0%, during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily driven by the following:

-	Decreases in third-party contractor costs of $2.4 million and $3.6 million, respectively, primarily due to a decrease in our use of third-party software developers
-	Decreases in compensation costs other than stock-based compensation of $1.3 million and $1.9 million, respectively, primarily due to our targeted workforce reductions discussed above
+
Increases in stock-based compensation of $1.7 million and $2.8 million, respectively, primarily due to estimated overall Company performance against 2023 goals, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023. 2022 performance-based equity award adjustments also contributed to the increase in stock-based compensation expense during the six months ended June 30, 2023

+	Increase in severance costs of $1.1 million, for the six months ended June 30, 2023, primarily due to our targeted workforce reductions discussed above
Not included in research and development expense for the three months ended June 30, 2023 and 2022 were $15.4 million and $14.8 million, respectively, and for the six months ended June 30, 2023 and 2022 were $29.6 million and $28.5 million, respectively, of qualifying costs associated with software and content development activities that are required to be capitalized under GAAP, such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized development costs associated with our cloud solutions are subsequently amortized to cost of recurring revenue over the related assets' estimated useful life, which generally range from three to seven years.

Second Quarter 2023 Form 10-Q	35

Blackbaud, Inc.
(Unaudited)
General and administrative
General and administrative expense consists primarily of compensation costs for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, Security Incident-related expenses (including legal fees, settlements and loss contingency accruals), third-party professional fees, insurance, allocated depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses.
General and administrative expense increased by $11.8 million or 24.8%, and $20.8 million or 22.9%, during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily driven by the following:

+	Increases in Security Incident-related expenses of $18.4 million and $29.0 million, respectively. See "Security Incident update" on page 29
+
Increases in stock-based compensation costs of $1.5 million and $2.2 million, respectively, primarily due to estimated overall Company performance against 2023 goals, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023. 2022 performance-based equity award adjustments also contributed to the increase in stock-based compensation expense during the six months ended June 30, 2023

-
Decreases in acquisition and disposition-related costs of $3.1 million and $3.5 million, respectively, primarily related to the release of $1.4 million in accrued contingent consideration related to our Kilter acquisition during the three and six months ended June 30, 2023 and a $2.0 million noncash impairment of certain insignificant intangible assets that were held for sale during the three and six months ended June 30, 2022 which did not reoccur in the comparable 2023 periods

-	Decreases in compensation costs other than stock-based compensation of $2.0 million and $3.3 million, respectively, primarily due to our targeted workforce reductions discussed above
-
A $2.3 million noncash impairment charge during the three and six months ended June 30, 2022 against previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge resulted primarily from our decision to end customer support for certain solutions and did not reoccur in 2023

Fixed Asset Impairment
On July 31, 2023, we entered into a sublease for a portion of our Washington, DC office location, which we previously closed in February 2023 to align with our remote-first workforce strategy. We considered our entry into the sublease an impairment indicator. As a result, we currently expect to incur pre-tax costs between $6.0 million and $8.0 million in the third quarter of 2023, consisting of noncash impairment charges against certain operating lease right-of-use assets and property and equipment assets. We expect the impairment charge to be recorded in general and administrative expense.

36	Second Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

The increases in interest expense in dollars and as a percentage of total revenue during the three and six months ended June 30, 2023, when compared to the same period in 2022, were primarily due to an increase in our weighted average effective interest rates. We currently expect interest expense for the full year 2023 to be approximately $37 million to $41 million although our interest expense in connection with the variable rate portion of our outstanding debt could increase in a rising interest rate environment. See Note 7 to our condensed consolidated financial statements in this report for more information regarding our derivative instruments, which we use to manage our variable interest rate risk, and Item 3. Quantitative and Qualitative Disclosures about Market Risk: Interest Rate Risk (below) for more information about our variable interest rate exposure and related risk.
Deferred Revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	June 30, 2023	December 31, 2022	Change
Deferred revenue(1)	$438.2	$385.2	13.7%
Less: Long-term portion	3.5	2.8	25.0%
Current portion(1)	$434.6	$382.4	13.7%
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
The increase in deferred revenue during the six months ended June 30, 2023 was primarily due to a seasonal increase in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter.

Second Quarter 2023 Form 10-Q	37

Blackbaud, Inc.
(Unaudited)
Income Taxes

Income tax benefit ($M)
Percentages indicate effective income tax rates

The increases in our effective income tax rate for the three and six months ended June 30, 2023, when compared to the same periods in 2022 were primarily attributable to unfavorable impact of non-deductible Security Incident accruals. See Note 8 to our unaudited, condensed consolidated financial statements included in this report for additional information about our loss contingency accruals related to the Security Incident.
For the three and six months ended June 30, 2022, we utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, Income Taxes—Interim Reporting, to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. For the three and six months ended June 30, 2023 we have utilized the annual effective tax rate method, as we believe it can now be reliably estimated. This methodology requires us to apply our estimated annual effective tax rate to year-to-date pre-tax earnings. During the second quarter of 2023, our estimated annual effective tax rate increased due to the unfavorable impacts of non-deductible Security Incident accruals and its impact on pre-tax earnings. This increase, when applied to quarter-to-date and year-to-date date pre-tax losses, resulted in recognition of income tax benefits at 126.0% and 52.8%, respectively.
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

38	Second Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)

	Three months ended June 30,			Six months ended June 30,
(dollars in millions, except per share amounts)	2023	2022	Change	2023	2022	Change
GAAP Revenue	$271.0	$264.9	2.3%	$532.8	$522.1	2.1%

GAAP gross profit	$149.6	$139.3	7.4%	$288.2	$273.1	5.5%
GAAP gross margin	55.2%	52.6%		54.1%	52.3%
Non-GAAP adjustments:
Add: Stock-based compensation expense	4.1	3.8	10.1%	8.1	7.9	2.3%
Add: Amortization of intangibles from business combinations	13.1	12.4	5.9%	26.2	24.9	5.4%
Add: Employee severance	0.1	0.4	(85.8)%	0.8	0.4	109.2%
Subtotal(1)	17.3	16.5	4.7%	35.1	33.2	5.9%
Non-GAAP gross profit(1)	$166.9	$155.9	7.1%	$323.3	$306.3	5.6%
Non-GAAP gross margin	61.6%	58.8%		60.7%	58.7%

GAAP income (loss) from operations	$0.3	$0.1	444.4%	$(9.7)	$(5.9)	62.9%
GAAP operating margin	0.1%	—%		(1.8)%	(1.1)%
Non-GAAP adjustments:
Add: Stock-based compensation expense	33.4	27.9	19.8%	63.3	55.7	13.6%
Add: Amortization of intangibles from business combinations	13.9	13.2	5.4%	27.8	26.5	4.9%
Add: Employee severance	0.6	0.5	36.8%	5.0	0.5	972.3%
Add: Acquisition and disposition-related costs(2)	(0.8)	2.3	(137.0)%	(0.2)	3.2	(107.1)%
Add: Restructuring and other real estate activities	—	—	—%	—	0.1	(100.0)%
Add: Security Incident-related costs, net of insurance(3)	26.8	8.3	220.8%	44.6	15.5	186.6%
Add: Impairment of capitalized software development costs	—	2.3	(100.0)%	—	2.3	(100.0)%
Subtotal(1)	73.8	54.4	35.7%	140.4	103.8	35.2%
Non-GAAP income from operations(1)	$74.1	$54.5	36.1%	$130.7	$97.9	33.5%
Non-GAAP operating margin	27.4%	20.6%		24.5%	18.8%

GAAP loss before provision for income taxes	$(8.1)	$(5.8)	39.8%	$(26.7)	$(18.2)	46.3%
GAAP net income (loss)	$2.1	$(3.4)	(161.5)%	$(12.6)	$(13.8)	(8.9)%
Shares used in computing GAAP diluted earnings (loss) per share	53,643,124	51,660,739	3.8%	52,389,112	51,431,501	1.9%
GAAP diluted earnings (loss) per share	$0.04	$(0.07)	(157.1)%	$(0.24)	$(0.27)	(11.1)%
Non-GAAP adjustments:
Less: GAAP income tax benefit	(10.2)	(2.4)	330.9%	(14.1)	(4.4)	219.2%
Add: Total non-GAAP adjustments affecting income from operations	73.8	54.4	35.7%	140.4	103.8	35.2%
Non-GAAP income before provision for income taxes	65.8	48.6	35.2%	113.7	85.6	32.9%
Assumed non-GAAP income tax provision(4)	13.2	9.7	35.2%	22.7	17.1	32.9%
Non-GAAP net income(1)	$52.6	$38.9	35.2%	$90.9	$68.5	32.9%

Shares used in computing non-GAAP diluted earnings per share	53,643,124	51,985,530	3.2%	53,168,985	51,954,151	2.3%
Non-GAAP diluted earnings per share	$0.98	$0.75	30.7%	$1.71	$1.32	29.5%
(1)The individual amounts for each year may not sum to subtotal, non-GAAP gross profit, non-GAAP income from operations, non-GAAP income before provision for income taxes or non-GAAP net income due to rounding.
(2)Includes a $2.0 million noncash impairment of certain intangible assets held for sale during the three and six months ended June 30, 2022.
(3)Includes Security Incident-related costs incurred during the three and six months ended June 30, 2023 of $26.8 million and $44.6 million, respectively, which includes approximately $19.8 million and $30.0 million, respectively, in recorded liabilities for loss contingencies, net of insurance recoveries during the same periods of $0.0 million each and during the three and six months ended June 30, 2022 of $8.4 million and $17.4 million, respectively, net of insurance recoveries during the same periods that were insignificant and $1.9 million, respectively. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims and accruals for certain loss contingencies. Not included in this adjustment were costs associated with enhancements to our cybersecurity program. For full year 2023, we currently expect net pre-tax expense of approximately $20 million to $30 million and net cash outlays of approximately $25 million to $35 million for ongoing legal fees related to the Security Incident. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below. In line with our policy, legal fees are expensed as incurred. As of June 30, 2023, we have recorded approximately $50.0 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain governmental agencies related to the Security Incident that we believe we can reasonably estimate. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss. There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of June 30, 2023 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution,

Second Quarter 2023 Form 10-Q	39

Blackbaud, Inc.
(Unaudited)
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

(dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
GAAP revenue	$271.0	$264.9	$532.8	$522.1
GAAP revenue growth	2.3%		2.1%
Less: Non-GAAP revenue from divested businesses(1)	—	(1.3)	—	(2.6)
Non-GAAP organic revenue(2)	$271.0	$263.6	$532.8	$519.4
Non-GAAP organic revenue growth	2.8%		2.6%

Non-GAAP organic revenue(2)	$271.0	$263.6	$532.8	$519.4
Foreign currency impact on Non-GAAP organic revenue(3)	1.0	—	3.7	—
Non-GAAP organic revenue on constant currency basis(3)	$272.0	$263.6	$536.5	$519.4
Non-GAAP organic revenue growth on constant currency basis	3.2%		3.3%

GAAP recurring revenue	$262.4	$252.5	$515.1	$497.2
GAAP recurring revenue growth	3.9%		3.6%
Less: Non-GAAP recurring revenue from divested businesses(1)	—	(1.3)	—	(2.5)
Non-GAAP organic recurring revenue(2)	$262.4	$251.2	$515.1	$494.6
Non-GAAP organic recurring revenue growth	4.4%		4.1%

Non-GAAP organic recurring revenue(2)	$262.4	$251.2	$515.1	$494.6
Foreign currency impact on non-GAAP organic recurring revenue(3)	0.9	—	3.4	—
Non-GAAP organic recurring revenue on constant currency basis(3)	$263.3	$251.2	$518.5	$494.6
Non-GAAP organic recurring revenue growth on constant currency basis	4.8%		4.8%
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

40	Second Quarter 2023 Form 10-Q

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

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2023	2022	Change	2023	2022	Change
GAAP net income (loss)	$2.1	$(3.4)	(161.5)%	$(12.6)	$(13.8)	(8.9)%
Non-GAAP adjustments:
Add: Interest, net	8.9	8.9	—%	18.3	16.3	11.9%
Less: GAAP income tax benefit	(10.2)	(2.4)	330.9%	(14.1)	(4.4)	219.2%
Add: Depreciation	3.3	3.6	(8.7)%	6.6	7.1	(7.2)%
Add: Amortization of intangibles from business combinations	13.9	13.2	5.4%	27.8	26.5	4.9%
Add: Amortization of software and content development costs(1)	10.9	9.5	15.2%	21.5	18.7	15.0%
Subtotal(2)	26.8	32.8	(18.3)%	60.1	64.3	(6.4)%
Non-GAAP EBITDA(2)	$28.9	$29.4	(1.6)%	$47.5	$50.5	(5.8)%
Non-GAAP EBITDA margin	10.7%			8.9%

Non-GAAP adjustments:
Add: Stock-based compensation expense	33.4	27.9	19.8%	63.3	55.7	13.6%
Add: Employee severance	0.6	0.5	36.8%	5.0	0.5	972.3%
Add: Acquisition and disposition-related costs(3)	(0.8)	2.3	(137.0)%	(0.2)	3.2	(107.1)%
Add: Restructuring and other real estate activities	—	—	—%	—	0.1	(100.0)%
Add: Security Incident-related costs, net of insurance(3)	26.8	8.3	220.8%	44.6	15.5	186.6%
Add: Impairment of capitalized software development costs	—	2.3	(100.0)%	—	2.3	(100.0)%
Subtotal(2)	59.9	41.2	45.4%	112.6	77.3	45.6%
Non-GAAP Adjusted EBITDA(2)	$88.8	$70.6	25.9%	$160.1	$127.8	25.3%
Non-GAAP Adjusted EBITDA margin	32.8%			30.1%

Rule of 40(4)	35.6%			32.7%

Non-GAAP adjusted EBITDA	88.8	70.6	25.9%	160.1	127.8	25.3%
Foreign currency impact on Non-GAAP adjusted EBITDA(5)	0.6	1.7	(65.2)%	1.9	2.2	(13.1)%
Non-GAAP adjusted EBITDA on constant currency basis(5)	$89.4	$72.2	23.8%	$162.0	$129.9	24.7%
Non-GAAP adjusted EBITDA margin on constant currency basis	32.9%			30.2%

Rule of 40 on constant currency basis(6)	36.1%			33.5%
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

Second Quarter 2023 Form 10-Q	41

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

	Six months ended June 30,
(dollars in millions)	2023	2022	Change
GAAP net cash provided by operating activities	$75.0	$81.8	(8.3)%
Less: purchase of property and equipment	(2.8)	(7.5)	(63.0)%
Less: capitalized software and content development costs	(28.8)	(27.2)	5.8%
Non-GAAP free cash flow(1)	$43.5	$47.1	(7.7)%
Add: Security Incident-related cash flows, net of insurance	15.8	5.2	206.4%
Non-GAAP adjusted free cash flow(1)	$59.3	$52.2	13.5%
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

42	Second Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	June 30, 2023	December 31, 2022	Change
Cash and cash equivalents	$29.0	$31.7	(8.4)%
Property and equipment, net	104.7	107.4	(2.6)%
Software and content development costs, net	151.2	141.0	7.2%
Total carrying value of debt	846.6	859.0	(1.5)%
Working capital	(316.6)	(312.0)	(1.5)%
The following table presents selected financial information about our cash flows:

	Six months ended June 30,
(dollars in millions)	2023	2022	Change
Net cash provided by operating activities	$75.0	$81.8	(8.3)%
Net cash used in investing activities	(31.5)	(53.7)	(41.3)%
Net cash provided by (used in) financing activities	10.4	(194.1)	(105.4)%
Our principal sources of liquidity are our operating cash flow, funds available under the 2020 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription and maintenance arrangements, market acceptance of our solutions and services, the volume and size of transactions for which we process payments and our customers' ability to pay. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and meet our debt obligations. We also believe that we will be able to continue to meet our long-term cash requirements due to our anticipated cash flow from operations, solid financial position and ability to access capital from financial markets. To the extent we undertake future material acquisitions or investments or unanticipated capital or operating expenditures, including in connection with the Security Incident, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure, including through potential debt or equity issuances. In the near term, excluding any future material events noted above or otherwise, we intend to reduce our net leverage to our target level of 2 to 1.
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
At June 30, 2023, our total cash and cash equivalents balance included approximately $17.3 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.

Second Quarter 2023 Form 10-Q	43

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
Net cash provided by operating activities decreased by $6.8 million during the six months ended June 30, 2023, when compared to the same period in 2022, primarily due to a $11.2 million decrease in net income adjusted for non-cash expenses and a $4.5 million increase in cash flow from operations associated with working capital.
The increase in cash flow from operations associated with working capital during the six months ended June 30, 2023, when compared to the same period in 2022, was primarily due to:
•an increase in accrued expenses related to the Security Incident; partially offset by
•fluctuations in the timing of vendor payments; and
•a decrease in taxes payable.
Security Incident update
As discussed in Note 8 to our unaudited, condensed consolidated financial statements included in this report, total costs related to the Security Incident exceeded the limit of our insurance coverage in the first quarter of 2022. Accordingly, the Security Incident has negatively impacted, and we expect it to continue for the foreseeable future to negatively impact, our GAAP profitability and GAAP cash flow (see discussion regarding non-GAAP adjusted free cash flow on page 42). For full year 2023, we currently expect net pre-tax expense of approximately $20 million to $30 million and net cash outlays of approximately $25 million to $35 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees are expensed as incurred. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below.
As of June 30, 2023, we have recorded approximately $50.0 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain governmental agencies related to the Security Incident that we believe we can reasonably estimate in accordance with our loss contingency procedures described in Note 8. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of June 30, 2023 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
Investing Cash Flow
Net cash used in investing activities of $31.5 million decreased by $22.2 million during the six months ended June 30, 2023, when compared to the same period in 2022.
During the six months ended June 30, 2022, we used $19.0 million for our acquisition of EVERFI comprised of (i) $17.4 million that had not been paid by EVERFI to its former option holders as of December 31, 2021, solely due to the timing of the acquisition on the last day of 2021; and (ii) $2.6 million that was paid to a number of EVERFI's selling shareholders after determining they would be paid in cash, rather than shares of our common stock.
During the six months ended June 30, 2023, we used $28.8 million for software and content development costs, which was up $1.6 million from cash spent during the same period in 2022. We also spent $2.8 million of cash for purchases of property and

44	Second Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)
equipment during the six months ended June 30, 2023, which was a decrease of $4.7 million when compared to the same period in 2022.
Financing Cash Flow
During the six months ended June 30, 2023, we had a net decrease in borrowings of $13.8 million.
We paid $33.7 million to satisfy tax obligations of employees upon settlement of equity awards during the six months ended June 30, 2023 compared to $35.6 million during the same period in 2022. The amount of taxes paid by us on behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter.
During the six months ended June 30, 2023, cash flow from financing activities associated with changes in restricted cash due to customers increased $61.3 million, compared to a decrease of $141.0 million during the same period in 2022. This line in the statement of cash flows represents the change in the amount of restricted cash held and payable by us to customers from one period to the next.
Stock repurchase program
In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date. Under the stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. During the three and six months ended June 30, 2023, we did not purchase any shares. The remaining amount available to purchase stock under the stock repurchase program was $250.0 million as of June 30, 2023. While we intend to reduce our net leverage to our 2 to 1 target level in the near term, as we gain visibility into the timing and magnitude of probable costs related to the Security Incident over time, we expect to resume stock repurchases.
2020 Credit Facility
Historically, we have drawn on our credit facility from time to time to help us meet financial needs, primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At June 30, 2023, our available borrowing capacity under the 2020 Credit Facility was $325.8 million. The 2020 Credit Facility matures in October 2025.
At June 30, 2023, the carrying amount of our debt under the 2020 Credit Facility was $786.8 million. Our average daily borrowings during the three and six months ended June 30, 2023 were $823.4 million and $814.9 million, respectively.
The following is a summary of the financial covenants under the 2020 Credit Facility:

Financial covenant	Requirement	Ratio as of June 30, 2023
Net leverage ratio(1)	≤ 4.00 to 1.00	2.67 to 1.00
Interest coverage ratio	≥ 2.50 to 1.00	7.59 to 1.00
(1)Under the terms of the 2020 Credit Facility, the Net Leverage Ratio requirement may be increased by up to 0.50 provided we satisfy certain requirements, including a permitted business acquisition, and provided that the maximum Net Leverage Ratio shall not exceed 4.25 to 1.00.
Under the 2020 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2020 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2020 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At June 30, 2023, we were in compliance with our debt covenants under the 2020 Credit Facility. See Note 6 to our unaudited, condensed consolidated financial statements included in this report for additional information regarding the 2020 Credit Facility.

Second Quarter 2023 Form 10-Q	45

Blackbaud, Inc.
(Unaudited)
Commitments and Contingencies

	Payments due by period
(in millions)	Less than 1 year	More than 1 year	Total(1)
Recorded contractual obligations:
Debt	$19.2	$829.5	$848.7
Operating leases	9.5	51.2	60.7
Interest payment on debt	—	3.1	3.1
Contingent consideration	—	1.4	1.4
Unrecorded contractual obligations:
Purchase obligations	75.5	194.9	270.4
Interest payments on debt	38.9	84.1	123.0
Total contractual obligations(1)	$143.0	$1,164.2	$1,307.2
(1)The individual amounts may not sum to the total due to rounding.
Debt
As of June 30, 2023, we had total remaining principal payments of $848.7 million. These payments represent principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2020 Credit Facility, our real estate loans and our other debt at June 30, 2023 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the revolving credit loans under the 2020 Credit Facility for the purposes of determining minimum commitment amounts. See Note 6 to our unaudited, condensed consolidated financial statements in this report for more information.
Interest payments on debt
In addition to principal payments, as of June 30, 2023, we expect to pay interest expense over the life of our debt obligations of approximately $123.0 million. These payments represent our estimated future interest payments on debt using our debt balances and the related weighted average effective interest rates as of June 30, 2023, which includes the effect of interest rate swap agreements. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions on our remaining principal payments described above.
Operating leases
As of June 30, 2023, we had remaining operating lease payments of $60.7 million. These payments have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements or the amount representing imputed interest of $9.8 million. Our operating leases are generally for corporate offices, subleased offices and certain equipment and furniture. Given our remote-first workforce strategy and real estate footprint optimization efforts, as discussed above, we do not anticipate entering any new, material operating leases for offices for the foreseeable future. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information.
Purchase obligations
As of June 30, 2023, we had remaining purchase obligations of $270.4 million. These purchase obligations are for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. Our purchase obligations are not recorded as liabilities on our consolidated balance sheets as of June 30, 2023, as we had not received the related services. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information.
The total liability for uncertain tax positions as of June 30, 2023 was $3.3 million. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of June 30, 2023.

46	Second Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Contingent consideration
In connection with our acquisition of Kilter in August 2022, we may be required to pay up to a maximum of $3.0 million in additional cash consideration if, during the two-year period commencing January 1, 2023, Kilter meets certain application participation targets. As of June 30, 2023, a liability for the contingent consideration is recorded at its current estimated fair value of $1.4 million in other liabilities in our consolidated balance sheet.

Foreign Currency Exchange Rates
Approximately 15% of our total revenue for the six months ended June 30, 2023 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive income as a component of stockholders’ equity, was a loss of $9.7 million as of June 30, 2023 and a loss of $14.9 million as of December 31, 2022. We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds into U.S. dollars.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the six months ended June 30, 2023, foreign translation resulted in decreases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. However, we currently expect that fluctuations in foreign currency exchange rates will have a significant negative impact on our total revenue for the full year 2023. For the six months ended June 30, 2023, the fluctuation in foreign currency exchange rates reduced our total revenue and our income from operations by $3.7 million and $0.6 million, respectively. We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian dollar against changes in the exchange rate with the U.S. dollar. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2023 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recently Issued Accounting Pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 to our unaudited, condensed consolidated financial statements in this report.

Second Quarter 2023 Form 10-Q	47

Blackbaud, Inc.
(Unaudited)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Our interest rate exposure includes SOFR rates. Because the Financial Conduct Authority in the U.K. previously stated that it would phase out all tenors of LIBOR by June 2023, we modified our financial contracts that were indexed to LIBOR to reference SOFR during 2022. These modifications did not have a significant financial impact. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of June 30, 2023, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2022 and June 30, 2023.

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended June 30, 2023 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

48	Second Quarter 2023 Form 10-Q

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

Second Quarter 2023 Form 10-Q	49

Blackbaud, Inc.
See Note 8 to our unaudited, condensed consolidated financial statements included in this report for a more detailed description of the Security Incident and related matters.
We may be named as a party in additional lawsuits, other claims may be asserted by or on behalf of our customers or their constituents, and we may be subject to additional governmental inquires, requests or investigations. Responding to and resolving these current and any future lawsuits, claims and/or investigations could result in material remedial and other expenses that will not be covered by insurance. For example, we have recorded approximately $50.0 million in aggregate liabilities for loss contingencies related to the Security Incident that we believe we can reasonably estimate as of June 30, 2023. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued. Certain governmental authorities are seeking to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Although we intend to defend ourselves vigorously against the claims asserted against us, we cannot predict the potential outcomes, cost and expenses associated with current and any future claims, lawsuits, inquiries and investigations.
In addition, any legislative or regulatory changes adopted in reaction to the Security Incident or other companies’ data breaches could require us to make modifications to the operation of our business that could have an adverse effect and/or increase or accelerate our compliance costs.
Significant management time and Company resources have been, and are expected to continue to be, devoted to the Security Incident. For example, for the three and six months ended June 30, 2023, we incurred net pre-tax expenses of $26.8 million and $44.6 million, respectively, related to the Security Incident, which included $7.0 million and $14.6 million, respectively, for ongoing legal fees and additional accruals for loss contingencies of $19.8 million and $30.0 million, respectively. During the six months ended June 30, 2023, we had net cash outlays of $15.8 million related to the Security Incident, which included ongoing legal fees and the $3.0 million civil penalty paid during the first quarter of 2023 related to the SEC settlement (as discussed in Note 8). For full year 2023, we currently expect net pre-tax expense of approximately $20.0 million to $30.0 million and net cash outlays of approximately $25.0 million to $35.0 million for ongoing legal fees related to the Security Incident. Although we carry insurance against certain losses related to the Security Incident, we exceeded the limit of that insurance coverage in the first quarter of 2022. As a result, we will be responsible for all expenses or other losses (including penalties, fines or other judgments) or all types of claims that may arise in connection with the Security Incident, which could materially and adversely affect our liquidity and results of operations. (See Note 8 to our unaudited, condensed consolidated financial statements included in this report.) If any such fines or penalties were great enough that we could not pay them through funds generated from operating activities and/or cause a default under the 2020 Credit Facility, we may be forced to renegotiate or obtain a waiver under the 2020 Credit Facility and/or seek additional debt or equity financing. Such renegotiation or financing may not be available on acceptable terms, or at all. In these circumstances, if we were unable to obtain sufficient financing, we may not be able to meet our obligations as they come due.
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

50	Second Quarter 2023 Form 10-Q

Blackbaud, Inc.
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
Stockholder Rights Agreement. On October 7, 2022, the Company declared a dividend of one preferred share purchase right for each of the Company’s issued and outstanding shares of Common Stock. The description and terms of these Rights are set forth in the Rights Agreement by and between the Company and American Stock Transfer & Trust Company, LLC. Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from us one one-thousandth of a share of the Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) at a price of $313.00, subject to certain adjustments (as adjusted from time to time, the “Exercise Price”). Under the Rights Agreement, the Rights will become exercisable if an entity, person or group acquires beneficial ownership of 20% or more of the outstanding Common Stock in a transaction not approved by the Board of Directors. In the event that the Rights become exercisable due to the ownership threshold being crossed, each Right will entitle its holder (other than the person, entity or group triggering the Rights Plan, whose rights will become void and will not be exercisable) to purchase additional shares of Common Stock having a then-current market value of twice the Exercise Price, which would likely make any takeover or change of control attempt by such entity, person or group prohibitively expensive. Subject to the terms of the Rights Agreement, the Rights will expire on October 2, 2023. Additional information regarding the Rights Agreement is contained in a Form 8-K filed with the SEC on October 11, 2022.
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

Second Quarter 2023 Form 10-Q	51

Blackbaud, Inc.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended June 30, 2023 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, April 1, 2023				$250,000
April 1, 2023 through April 30, 2023	—	$—	—	250,000
May 1, 2023 through May 31, 2023	32,540	69.76	—	250,000
June 1, 2023 through June 30, 2023	—	—	—	250,000
Total	32,540	$69.76	—	$250,000
(1)Includes 32,540 shares in May withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program to authorize us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date.
ITEM 5. OTHER INFORMATION

Trading Arrangements Adopted or Terminated
The following table provides information about trading arrangements adopted or terminated by certain of our officers and directors during the three months ended June 30, 2023.

						Trading arrangement(1)		Aggregate number of securities to be sold under plan
Name and Title	Action	Date of Adoption	Plan effective date	Plan end date	Plan duration (months)	Rule 10b5-1	Non-Rule 10b5-1
Jon W. Olson Senior Vice President and General Counsel	Adoption	5/08/23	8/15/23	2/23/24	Six	X		7,000
David J. Benjamin Executive Vice President and Chief Commercial Officer	Adoption	5/23/23	8/21/23	2/23/24	Six	X		20,000
(1)An SEC "Rule 10b5-1(c) trading arrangement" is a trading arrangement made by a person through entering into a binding contract, verbal instruction or adoption of a written plan prior to becoming aware of material non-public information. The contract, instruction or written plan must specify the amount, price and date of securities to be sold; include the means for determining the amount, price and date of the sale or sales; and not permit the person to have subsequent influence over the sale or sales. The compliant plan must be entered into and operated in good faith, include a specified cooling off period, be certified by an authorized officer and is restricted from having multiple or overlapping plans. A non-compliant trading arrangement, or a "non-Rule 10b5-1 trading arrangement," is a trading arrangement that has similar requirements to a Rule 10b5-1(c) trading arrangement except that it must be in written form and does not require a cooling off period or certification of an authorized officer and there is no restriction from having multiple or overlapping plans.
None of our officers or directors adopted or terminated a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2023.

52	Second Quarter 2023 Form 10-Q

Blackbaud, Inc.
ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.1	Relocation Agreement dated June 8, 2023 between Blackbaud, Inc. and David J. Benjamin.		8-K	10.1	6/12/2023
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

Second Quarter 2023 Form 10-Q	53

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	August 3, 2023	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2023	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

54	Second Quarter 2023 Form 10-Q