Form 10-Q
period 2023-09-30
BLACKBAUD INC
filed 2023-11-01
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of October 30, 2023 was 53,852,615.

Third Quarter 2023 Form 10-Q	1

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

2	Third Quarter 2023 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$31,091	$31,691
Restricted cash	359,596	702,240
Accounts receivable, net of allowance of $7,689 and $7,318 at September 30, 2023 and December 31, 2022, respectively	102,755	102,809
Customer funds receivable	3,557	249
Prepaid expenses and other current assets	82,407	81,654
Total current assets	579,406	918,643
Property and equipment, net	100,575	107,426
Operating lease right-of-use assets	38,374	45,899
Software and content development costs, net	155,937	141,023
Goodwill	1,051,163	1,050,272
Intangible assets, net	594,169	635,136
Other assets	83,654	94,304
Total assets	$2,603,278	$2,992,703
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$39,357	$42,559
Accrued expenses and other current liabilities	101,379	86,002
Due to customers	361,837	700,860
Debt, current portion	19,217	18,802
Deferred revenue, current portion	415,810	382,419
Total current liabilities	937,600	1,230,642
Debt, net of current portion	723,376	840,241
Deferred tax liability	94,322	125,759
Deferred revenue, net of current portion	3,022	2,817
Operating lease liabilities, net of current portion	41,811	44,918
Other liabilities	2,976	4,294
Total liabilities	1,803,107	2,248,671
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 69,187,767 and 67,814,044 shares issued at September 30, 2023 and December 31, 2022, respectively	69	68
Additional paid-in capital	1,170,919	1,075,264
Treasury stock, at cost; 15,337,077 and 14,745,230 shares at September 30, 2023 and December 31, 2022, respectively	(572,428)	(537,287)
Accumulated other comprehensive income	8,141	8,938
Retained earnings	193,470	197,049
Total stockholders’ equity	800,171	744,032
Total liabilities and stockholders’ equity	$2,603,278	$2,992,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Third Quarter 2023 Form 10-Q	3

Blackbaud, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022
Revenue
Recurring	$269,001	$249,387	$784,139	$746,560
One-time services and other	8,625	11,910	26,282	36,788
Total revenue	277,626	261,297	810,421	783,348
Cost of revenue
Cost of recurring	114,132	111,488	342,558	338,149
Cost of one-time services and other	7,634	9,449	23,795	31,757
Total cost of revenue	121,766	120,937	366,353	369,906
Gross profit	155,860	140,360	444,068	413,442
Operating expenses
Sales, marketing and customer success	52,462	56,414	160,038	164,367
Research and development	37,965	40,451	114,702	118,736
General and administrative	42,596	49,860	154,582	141,013
Amortization	793	647	2,355	2,263
Total operating expenses	133,816	147,372	431,677	426,379
Income (loss) from operations	22,044	(7,012)	12,391	(12,937)
Interest expense	(9,620)	(9,337)	(31,449)	(25,912)
Other income, net	5,662	4,454	10,447	8,708
Income (loss) before provision (benefit) for income taxes	18,086	(11,895)	(8,611)	(30,141)
Income tax provision (benefit)	9,069	(1,576)	(5,032)	(5,993)
Net income (loss)	$9,017	$(10,319)	$(3,579)	$(24,148)
Earnings (loss) per share
Basic	$0.17	$(0.20)	$(0.07)	$(0.47)
Diluted	$0.17	$(0.20)	$(0.07)	$(0.47)
Common shares and equivalents outstanding
Basic weighted average shares	52,704,974	51,692,152	52,495,556	51,519,340
Diluted weighted average shares	54,089,897	51,692,152	52,495,556	51,519,340
Other comprehensive loss
Foreign currency translation adjustment	$(4,794)	$(11,536)	$419	$(24,066)
Unrealized gain (loss) on derivative instruments, net of tax	4,093	6,797	(1,216)	20,260
Total other comprehensive loss	(701)	(4,739)	(797)	(3,806)
Comprehensive income (loss)	$8,316	$(15,058)	$(4,376)	$(27,954)

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Third Quarter 2023 Form 10-Q

Blackbaud, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30,
(dollars in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(3,579)	$(24,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	81,627	76,606
Provision for credit losses and sales returns	4,815	4,374
Stock-based compensation expense	95,668	83,659
Deferred taxes	(31,163)	(21,672)
Amortization of deferred financing costs and discount	1,388	1,827
Other non-cash adjustments	5,106	5,677
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(4,757)	9,998
Prepaid expenses and other assets	14,488	22,246
Trade accounts payable	(3,362)	14,435
Accrued expenses and other liabilities	9,073	(7,028)
Deferred revenue	33,679	23,832
Net cash provided by operating activities	202,983	189,806
Cash flows from investing activities
Purchase of property and equipment	(4,243)	(10,512)
Capitalized software and content development costs	(44,664)	(42,757)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	(13)	(20,945)
Cash received in sale of business	—	6,426
Other investing activities	(250)	—
Net cash used in investing activities	(49,170)	(67,788)
Cash flows from financing activities
Proceeds from issuance of debt	175,800	126,900
Payments on debt	(293,957)	(229,442)
Stock issuance costs	—	(1,205)
Employee taxes paid for withheld shares upon equity award settlement	(35,568)	(36,057)
Change in due to customers	(339,735)	(243,109)
Change in customer funds receivable	(3,286)	(1,291)
Net cash used in financing activities	(496,746)	(384,204)
Effect of exchange rate on cash, cash equivalents and restricted cash	(311)	(14,235)
Net decrease in cash, cash equivalents and restricted cash	(343,244)	(276,421)
Cash, cash equivalents and restricted cash, beginning of period	733,931	651,762
Cash, cash equivalents and restricted cash, end of period	$390,687	$375,341
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the condensed consolidated statements of cash flows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$31,091	$31,691
Restricted cash	359,596	702,240
Total cash, cash equivalents and restricted cash in the statement of cash flows	$390,687	$733,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

Third Quarter 2023 Form 10-Q	5

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss (income)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2022	67,814,044	$68	$1,075,264	$(537,287)	$8,938	$197,049	$744,032
Net loss	—	—	—	—	—	(14,701)	(14,701)
Vesting of restricted stock units	954,147	—	—	—	—	—	—
Employee taxes paid for 533,597 withheld shares upon equity award settlement	—	—	—	(30,990)	—	—	(30,990)
Stock-based compensation	—	—	29,925	—	—	—	29,925
Restricted stock grants	427,941	1	—	—	—	—	1
Restricted stock cancellations	(41,269)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(8,534)	—	(8,534)
Balance at March 31, 2023	69,154,863	$69	$1,105,189	$(568,277)	$404	$182,348	$719,733
Net income	—	—	—	—	—	2,105	2,105
Vesting of restricted stock units	23,550	—	—	—	—	—	—
Employee taxes paid for 32,540 withheld shares upon equity award settlement	—	—	—	(2,270)	—	—	(2,270)
Stock-based compensation	—	—	33,364	—	—	—	33,364
Restricted stock grants	6,031	—	—	—	—	—	—
Restricted stock cancellations	(20,200)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	8,438	—	8,438
Balance at June 30, 2023	69,164,244	$69	$1,138,553	$(570,547)	$8,842	$184,453	$761,370
Net income	—	—	—	—	—	9,017	9,017
Retirements of common stock(1)	(143)	—	(13)	—	—	—	(13)
Vesting of restricted stock units	26,662	—	—	—	—	—	—
Employee taxes paid for 25,710 withheld shares upon equity award settlement	—	—	—	(1,881)	—	—	(1,881)
Stock-based compensation	—	—	32,379	—	—	—	32,379
Restricted stock grants	27,913	—	—	—	—	—	—
Restricted stock cancellations	(30,909)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(701)	—	(701)
Balance at September 30, 2023	69,187,767	$69	$1,170,919	$(572,428)	$8,141	$193,470	$800,171

6	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity (continued)
(Unaudited)

(dollars in thousands)	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2021	66,165,666	$66	$968,927	$(500,911)	$6,522	$242,456	$717,060
Net loss	—	—	—	—	—	(10,407)	(10,407)
Stock issuance costs related to purchase of EVERFI	—	—	(983)	—	—	—	(983)
Retirements of common stock(1)	(33,075)	—	(2,581)	—	—	—	(2,581)
Vesting of restricted stock units	976,312	—	—	—	—	—	—
Employee taxes paid for 533,139 withheld shares upon equity award settlement	—	—	—	(34,674)	—	—	(34,674)
Stock-based compensation	—	—	27,860	—	—	—	27,860
Restricted stock grants	580,209	2	—	—	—	—	2
Restricted stock cancellations	(30,940)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	8,773	—	8,773
Balance at March 31, 2022	67,658,172	$68	$993,223	$(535,585)	$15,295	$232,049	$705,050
Net loss	—	—	—	—	—	(3,422)	(3,422)
Stock issuance costs related to purchase of EVERFI	—	—	(223)	—	—	—	(223)
Retirements of common stock(1)	(395)	—	(19)	—	—	—	(19)
Vesting of restricted stock units	23,549	—	—	—	—	—	—
Employee taxes paid for 15,540 withheld shares upon equity award settlement	—	—	—	(926)	—	—	(926)
Stock-based compensation	—	—	27,854	—	—	—	27,854
Restricted stock grants	136,598	—	—	—	—	—	—
Restricted stock cancellations	(62,550)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(7,840)	—	(7,840)
Balance at June 30, 2022	67,755,374	$68	$1,020,835	$(536,511)	$7,455	$228,627	$720,474
Net loss	—	—	—	—	—	(10,319)	(10,319)
Stock issuance costs related to purchase of EVERFI	—	—	(87)	—	—	—	(87)
Retirements of common stock(1)	(65)	—	(5)	—	—	—	(5)
Vesting of restricted stock units	12,655	—	—	—	—	—	—
Employee taxes paid for 8,260 withheld shares upon equity award settlement	—	—	—	(457)	—	—	(457)
Stock-based compensation	—	—	27,945	—	—	—	27,945
Restricted stock grants	107,906	—	—	—	—	—	—
Restricted stock cancellations	(44,956)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(4,739)	—	(4,739)
Balance at September 30, 2022	67,830,914	$68	$1,048,688	$(536,968)	$2,716	$218,308	$732,812

(1)Represents shares retired after determining certain EVERFI's selling shareholders would be paid in cash, rather than shares of our common stock. For more information regarding our acquisition of EVERFI on December 31, 2021, please see Note 3 of the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Third Quarter 2023 Form 10-Q	7

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

2. Basis of Presentation
Unaudited condensed consolidated interim financial statements
The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These unaudited, condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, and other forms filed with the SEC from time to time.
Basis of consolidation
The unaudited, condensed consolidated financial statements include the accounts of Blackbaud, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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

8	Third Quarter 2023 Form 10-Q

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

3. Earnings (Loss) Per Share
We compute basic earnings (loss) per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings (loss) per share reflects the assumed exercise, settlement and vesting of all dilutive securities using the “treasury stock method” except when the effect is anti-dilutive. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights and vesting of restricted stock awards and units. Diluted loss per share for the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022 was the same as basic loss per share as there were net losses each of those periods and inclusion of potentially dilutive securities was anti-dilutive.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss)	$9,017	$(10,319)	$(3,579)	$(24,148)
Denominator:
Weighted average common shares	52,704,974	51,692,152	52,495,556	51,519,340
Add effect of dilutive securities:
Stock-based awards	1,384,923	—	—	—
Weighted average common shares assuming dilution	54,089,897	51,692,152	52,495,556	51,519,340
Earnings (loss) per share
Basic	$0.17	$(0.20)	$(0.07)	$(0.47)
Diluted	$0.17	$(0.20)	$(0.07)	$(0.47)

Anti-dilutive shares excluded from calculations of diluted earnings (loss) per share	21,660	936,214	474,150	1,195,709

Third Quarter 2023 Form 10-Q	9

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
Recurring fair value measurements
Financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair value as of September 30, 2023
Financial assets:
Interest rate swaps	$—	$30,359	$—	$30,359
Foreign currency forward contracts	—	433	—	433
Total financial assets	$—	$30,792	$—	$30,792

Fair value as of September 30, 2023
Financial liabilities:
Contingent consideration obligations	$—	$—	$1,379	$1,379
Total financial liabilities	$—	$—	$1,379	$1,379

Fair value as of December 31, 2022
Financial assets:
Interest rate swaps	$—	$31,870	$—	$31,870
Foreign currency forward contracts	—	247	—	247
Total financial assets	$—	$32,117	$—	$32,117

Fair value as of December 31, 2022
Financial liabilities:
Foreign currency forward contracts	$—	$323	$—	$323
Contingent consideration obligations	—	—	2,710	2,710
Total financial liabilities	$—	$323	$2,710	$3,033
Our derivative instruments within the scope of Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, are required to be recorded at fair value. Our derivative instruments that are recorded at fair value include interest rate swaps and foreign currency forward contracts. See Note 7 to these unaudited, condensed consolidated financial statements for additional information about our derivative instruments.

10	Third Quarter 2023 Form 10-Q

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
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at September 30, 2023 and December 31, 2022, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at September 30, 2023 and December 31, 2022, as the debt bears interest rates that approximate market value. As SOFR rates are observable at commonly quoted intervals, our debt under the 2020 Credit Facility (as defined below) is classified within Level 2 of the fair value hierarchy. Our fixed rate debt is also classified within Level 2 of the fair value hierarchy.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the nine months ended September 30, 2023.
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
In July 2023, we entered into a sublease for a portion of our Washington, DC office location, which we previously closed in February 2023 to align with our remote-first workforce strategy. We considered our entry into the sublease an impairment indicator. As a result, during the three and nine months ended September 30, 2023, we recorded noncash impairment charges of $5.6 million against certain operating lease ROU assets and $1.1 million against certain property and equipment assets. We present these impairment charges in general and administrative expense on our unaudited condensed consolidated statements of comprehensive income (loss) and as other non-cash adjustments within operating activities on our unaudited condensed consolidated statements of cash flows.
There were no other significant non-recurring fair value adjustments to our long-lived assets, intangible assets, goodwill and operating lease ROU assets during the nine months ended September 30, 2023.

Third Quarter 2023 Form 10-Q	11

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	September 30, 2023	December 31, 2022
Restricted cash due to customers	$358,280	$700,611
Real estate escrow balances and other	1,316	1,629
Total restricted cash	$359,596	$702,240
Prepaid expenses and other assets

(dollars in thousands)	September 30, 2023	December 31, 2022
Costs of obtaining contracts(1)(2)	$64,182	$74,272
Derivative instruments	30,792	32,117
Prepaid software maintenance and subscriptions(3)	29,927	34,766
Implementation costs for cloud computing arrangements, net(4)(5)	9,835	10,189
Prepaid insurance	6,140	4,902
Unbilled accounts receivable	5,701	5,775
Taxes, prepaid and receivable	4,102	1,855
Deferred tax assets	1,123	1,153
Other assets	14,259	10,929
Total prepaid expenses and other assets	166,061	175,958
Less: Long-term portion	83,654	94,304
Prepaid expenses and other current assets	$82,407	$81,654
(1)Amortization expense from costs of obtaining contracts was $7.9 million and $24.3 million for the three and nine months ended September 30, 2023, respectively, and $8.4 million and $25.4 million for the three and nine months ended September 30, 2022, respectively.
(2)The current portion of costs of obtaining contracts as of September 30, 2023 and December 31, 2022 was $26.0 million and $29.1 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of September 30, 2023 and December 31, 2022 was $27.2 million and $31.7 million, respectively.
(4)These costs primarily relate to the multi-year implementations of our new global enterprise resource planning and customer relationship management systems.
(5)Amortization expense from capitalized cloud computing implementation costs was insignificant for the three months ended September 30, 2023 and 2022, respectively, and $1.8 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively. Accumulated amortization for these costs was $7.0 million and $5.2 million as of September 30, 2023 and December 31, 2022, respectively.

12	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accrued expenses and other liabilities

(dollars in thousands)	September 30, 2023	December 31, 2022
Accrued legal costs(1)	$53,236	$28,448
Taxes payable	13,538	16,667
Customer credit balances	9,293	8,257
Operating lease liabilities, current portion	6,790	7,723
Accrued health care costs	3,023	2,467
Accrued commissions and salaries	2,461	6,944
Accrued vacation costs	1,971	2,156
Contingent consideration liability	1,379	2,710
Accrued transaction-based costs related to payments services	1,013	5,059
Other liabilities	11,651	9,865
Total accrued expenses and other liabilities	104,355	90,296
Less: Long-term portion	2,976	4,294
Accrued expenses and other current liabilities	$101,379	$86,002
(1)All accrued legal costs are classified as current. See Note 8 to these unaudited, condensed consolidated financial statements for additional information about our loss contingency accruals and other legal expenses.
Other income, net

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Interest income	$3,012	$671	$6,556	$908
Currency revaluation gains	1,674	2,991	894	5,843
Other income, net	976	792	2,997	1,957
Other income, net	$5,662	$4,454	$10,447	$8,708

6. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Credit facility:
Revolving credit loans	$72,900	$177,800	7.67%	5.18%
Term loans	611,563	623,750	3.78%	4.26%
Real estate loans	57,120	58,189	5.22%	5.22%
Other debt	2,800	2,247	8.42%	7.38%
Total debt	744,383	861,986	4.29%	4.52%
Less: Unamortized discount and debt issuance costs	1,790	2,943
Less: Debt, current portion	19,217	18,802	7.20%	6.45%
Debt, net of current portion	$723,376	$840,241	4.21%	4.48%

Third Quarter 2023 Form 10-Q	13

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2020 credit facility
In October 2020, we entered into a five-year $900.0 million senior credit facility (the "2020 Credit Facility"). At September 30, 2023, we were in compliance with our debt covenants under the 2020 Credit Facility.
Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the seller’s obligations under two senior secured notes with a then-aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). At September 30, 2023, we were in compliance with our debt covenants under the Real Estate Loans.
Other debt
From time to time, we enter into third-party financing agreements for purchases of software and related services for our internal use. Generally, the agreements are non-interest-bearing notes requiring annual payments. Interest associated with the notes is imputed at the rate we would incur for amounts borrowed under our then-existing credit facility at the inception of the notes.
The following table summarizes our currently effective supplier financing agreements as of September 30, 2023:

(dollars in thousands)	Term in Months	Number of Annual Payments	First Annual Payment Due	Original Loan Value
Effective dates of agreements (1):
December 2022	39	3	January 2023	$1,710
January 2023	36	3	April 2023	$2,491
(1)Represent noncash investing and financing transactions during the periods indicated as we purchased software and services by assuming directly related liabilities.
The changes in supplier financing obligations during the nine months ended September 30, 2023, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2022	$2,247
Additions	2,491
Settlements	(1,938)
Balance at September 30, 2023	$2,800

7. Derivative Instruments
We generally use derivative instruments to manage our interest rate and foreign currency exchange risk. We currently have derivatives classified as cash flow hedges and net investment hedges. We do not enter into any derivatives for trading or speculative purposes.
All of our derivative instruments are governed by International Swap Dealers Association, Inc. master agreements with our counterparties. As of September 30, 2023 and December 31, 2022, we have presented the fair value of our derivative instruments at the gross amounts in the condensed consolidated balance sheets as the gross fair values of our derivative instruments equaled their net fair values.
Cash flow hedges
We have entered into interest rate swap agreements, which effectively convert portions of our variable rate debt under the 2020 Credit Facility to a fixed rate for the term of the swap agreements. We designated each of the interest rate swaps as cash flow hedges at the inception of the contracts. As of September 30, 2023 and December 31, 2022, the aggregate notional values of the interest rate swaps were $935.0 million and $435.0 million, respectively. All of the contracts have maturities on or before October 2028.

14	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian Dollar ("CAD") against changes in the exchange rate with the United States Dollar ("USD"). We designated each of these foreign currency forward contracts as cash flow hedges at the inception of the contracts. As of September 30, 2023 and December 31, 2022, the aggregate notional values of the foreign currency forward contracts designated as cash flow hedges that we held to buy USD in exchange for Canadian Dollars were $28.5 million CAD and $22.6 million CAD, respectively. All of the contracts have maturities of 12 months or less.
Net investment hedges
We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds ("GBP") into USD. We designated each of these foreign currency forward contracts as net investment hedges at the inception of the contracts. As of September 30, 2023 and December 31, 2022, the aggregate notional values of the foreign currency forward contracts designated as net investment hedges to reduce the volatility of the U.S. dollar value of a portion of our GBP-denominated investments was £12.5 million and £11.2 million, respectively.
The fair values of our derivative instruments were as follows as of:

		Asset derivatives			Liability derivatives
(dollars in thousands)	Balance sheet location	September 30, 2023	December 31, 2022	Balance sheet location	September 30, 2023	December 31, 2022
Derivative instruments designated as hedging instruments:
Foreign currency forward contracts, current portion	Prepaid expenses and other current assets	$433	$247	Accrued expenses and other current liabilities	$—	$323
Interest rate swaps, long-term	Other assets	30,359	31,870	Other liabilities	—	—
Total derivative instruments designated as hedging instruments		$30,792	$32,117		$—	$323
The effects of derivative instruments in cash flow and net investment hedging relationships were as follows:

	Gain recognized in accumulated other comprehensive income as of	Location of gain reclassified from accumulated other comprehensive income into income (loss)	Gain reclassified from accumulated other comprehensive income into income (loss)
(dollars in thousands)	September 30, 2023		Three months ended September 30, 2023	Nine months ended September 30, 2023
Cash Flow Hedges
Interest rate swaps	$30,359	Interest expense	$5,374	$14,956
Foreign currency forward contracts	$182	Revenue	$82	$316
Net Investment Hedges
Foreign currency forward contracts	$251		$—	$—

	September 30, 2022		Three months ended September 30, 2022	Nine months ended September 30, 2022
Cash Flow Hedges
Interest rate swaps	$33,120	Interest expense	$1,935	$1,900
Foreign currency forward contracts	$879	Revenue	$22	$22
Net Investment Hedges
Foreign currency forward contracts	$585		$—	$—

Third Quarter 2023 Form 10-Q	15

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Excluding net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) and related tax effects are reclassified from accumulated other comprehensive income (loss) to current earnings. For net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to translation adjustment, a component of accumulated other comprehensive income (loss), and recognized in earnings only when the hedged GBP investment is liquidated. The estimated accumulated other comprehensive income as of September 30, 2023 that is expected to be reclassified into earnings within the next twelve months is $21.6 million. There were no ineffective portions of our interest rate swap or foreign currency forward derivatives during the nine months ended September 30, 2023 and 2022. See Note 10 to these condensed consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component. We classify cash flows related to derivative instruments as operating activities in the condensed consolidated statements of cash flows.

8. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. As of September 30, 2023, we did not have any operating leases that had not yet commenced.
The following table summarizes the components of our lease expense:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Operating lease cost(1)	$2,216	$2,301	$6,905	$7,273
Variable lease cost	357	400	1,184	1,250
Sublease income	(833)	(791)	(2,498)	(1,988)
Net lease cost	$1,740	$1,910	$5,591	$6,535
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
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of September 30, 2023, the remaining aggregate minimum purchase commitment under these arrangements was approximately $273.3 million through 2027.
Solution and service indemnifications
In the ordinary course of business, we provide certain indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our solutions or services. We have not identified any losses that might be covered by these indemnifications.

16	Third Quarter 2023 Form 10-Q

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
As a result of the Security Incident, we are currently subject to certain legal proceedings, claims and investigations, as discussed below, and could be the subject of additional legal proceedings, claims, inquiries and investigations in the future that might result in adverse judgments, settlements, fines, penalties or other resolution. To limit our exposure to losses related to claims against us, including data breaches such as the Security Incident, we maintain $50 million of insurance above a $250 thousand deductible payable by us. As noted below, this coverage reduced our financial exposure related to the Security Incident in prior years.
We recorded expenses and offsetting insurance recoveries related to the Security Incident as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Gross expense	$4,086	$13,658	$48,646	$31,098
Offsetting insurance recoveries	—	—	—	(1,891)
Net expense	$4,086	$13,658	$48,646	$29,207

Third Quarter 2023 Form 10-Q	17

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following summarizes our cumulative expenses, insurance recoveries recognized and insurance recoveries paid as of:

(dollars in thousands)	September 30, 2023	December 31, 2022
Cumulative gross expense	$156,651	$108,005
Cumulative offsetting insurance recoveries recognized	(50,000)	(50,000)
Cumulative net expense	$106,651	$58,005

Cumulative offsetting insurance recoveries paid	$(50,000)	$(50,000)
Recorded expenses have consisted primarily of payments to third-party service providers and consultants, including legal fees, settlement of the previously disclosed SEC investigation (as discussed below), settlements of customer claims and accruals for certain loss contingencies (including for the multi-state Attorneys General investigation discussed below). Not included in the expenses discussed above were costs associated with enhancements to our cybersecurity program. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our unaudited, condensed consolidated statements of comprehensive income (loss) and as operating activities on our unaudited, condensed consolidated statements of cash flows. Total costs related to the Security Incident exceeded the limit of our insurance coverage during the first quarter of 2022. We expect to continue to experience significant expenses related to our response to the Security Incident, resolution of legal proceedings, claims and investigations, including those discussed below, and our efforts to further enhance our cybersecurity measures. For the three and nine months ended September 30, 2023, we incurred net pre-tax expenses of $4.1 million and $48.6 million, respectively, related to the Security Incident, which included $4.1 million and $18.6 million, respectively, for ongoing legal fees and additional accruals for loss contingencies of $0.00 million and $30.0 million, respectively. During the nine months ended September 30, 2023, we had net cash outlays of $23.1 million related to the Security Incident, which included ongoing legal fees and the $3.0 million civil penalty paid related to the SEC settlement (as discussed below). In line with our policy, legal fees are expensed as incurred. For full year 2023, we currently expect net pre-tax expense of approximately $20.0 million to $30.0 million and net cash outlays of approximately $25.0 million to $35.0 million for ongoing legal fees related to the Security Incident. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below. As discussed below and in Note 12 to these unaudited, condensed consolidated financial statements, we expect to pay $49.5 million during the fourth quarter of 2023 related to a settlement reached with each of 49 state Attorneys General and the District of Columbia in connection with their investigation of the Security Incident.
As of September 30, 2023, we have recorded approximately $50.0 million in aggregate liabilities for loss contingencies based primarily on negotiations with certain governmental agencies related to the Security Incident that we believed we could reasonably estimate in accordance with our loss contingency procedures described above and as more fully described in Note 12 to these unaudited, condensed consolidated financial statements. Our liabilities for loss contingencies are recorded in accrued expenses and other current liabilities on our unaudited, condensed consolidated balance sheets.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of September 30, 2023 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.

18	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Customer claims. To date, we have received approximately 260 specific requests for reimbursement of expenses, approximately 214 (or 82%) of which have been fully resolved and closed. We have also received approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident. We have also received notices of proposed claims on behalf of a number of U.K. data subjects, which we are reviewing. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us, and certain insurance companies have filed subrogation claims in court. Customer and insurer subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. Our review of customer and subrogation claims includes analyzing individual customer contracts into which we have entered, the specific claims made and applicable law.
Customer constituent class actions. Presently, we are a defendant in putative consumer class action cases in U.S. federal courts (most of which have been consolidated under multi district litigation to a single federal court) and in Canadian courts alleging harm from the Security Incident. The plaintiffs in these cases, who purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees and other related relief.
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
Governmental investigations. We have received a Civil Investigative Demand from the office of the California Attorney General relating to the Security Incident and are in discussions with the Attorney General about potential resolution of issues arising from this investigation. Although we are hopeful that we can resolve this matter on acceptable terms, there is no assurance that we will be able to do so on terms acceptable to us and the state of California.
We also are subject to the following pending governmental actions:
•an investigation by the U.S. Federal Trade Commission; and
•an investigation by the U.S. Department of Health and Human Services.
We also responded to inquiries from the Office of the Australian Information Commissioner in September 2020 and the Office of the Privacy Commissioner of Canada in October 2020.
As previously disclosed, on October 5, 2023, the Company reached a settlement with each of 49 state Attorneys General and the District of Columbia in connection with the Security Incident. This settlement fully resolves the previously disclosed multi-state Civil Investigative Demand and the separate Civil Investigative Demand from the Office of the Indiana Attorney General relating to the Security Incident, which is further described in the substantially similar Assurances of Voluntary Compliance or Assurances of Discontinuance with each of 49 state Attorneys General and the District of Columbia (collectively, the “Administrative Orders”). See Note 12 to these unaudited, condensed consolidated financial statements for additional information.

Third Quarter 2023 Form 10-Q	19

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

9. Income Taxes
Our income tax provision (benefit) and effective income tax rates, including the effects of period-specific events, were:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Income tax provision (benefit)	$9,069	$(1,576)	$(5,032)	$(5,993)
Effective income tax rate	50.1%	13.2%	58.4%	19.9%
The increases in our effective income tax rate for the three and nine months ended September 30, 2023, when compared to the same periods in 2022 were primarily attributable to unfavorable impact of non-deductible Security Incident accruals. See Note 8 to these unaudited, condensed consolidated financial statements for additional information about our loss contingency accruals related to the Security Incident.

20	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Stockholders' Equity
Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Accumulated other comprehensive income, beginning of period	$8,842	$7,455	$8,938	$6,522
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income balance, beginning of period	$18,524	$18,720	$23,833	$5,257
Other comprehensive income before reclassifications, net of tax effects of $(2,873), $(2,926) $(3,545) and $(7,708)	8,124	8,241	10,066	21,678
Amounts reclassified from accumulated other comprehensive income	(5,456)	(1,957)	(15,272)	(1,922)
Tax expense included in provision for income taxes	1,425	513	3,990	504
Total amounts reclassified from accumulated other comprehensive income	(4,031)	(1,444)	(11,282)	(1,418)
Net current-period other comprehensive income (loss)	4,093	6,797	(1,216)	20,260
Accumulated other comprehensive income balance, end of period	$22,617	$25,517	$22,617	$25,517
Foreign currency translation adjustment:
Accumulated other comprehensive (loss) income balance, beginning of period	$(9,682)	$(11,265)	$(14,895)	$1,265
Translation adjustment	(4,794)	(11,536)	419	(24,066)
Accumulated other comprehensive loss balance, end of period	(14,476)	(22,801)	(14,476)	(22,801)
Accumulated other comprehensive income, end of period	$8,141	$2,716	$8,141	$2,716

Third Quarter 2023 Form 10-Q	21

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of September 30, 2023, approximately $1.2 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 50% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (one-time services); and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (transactional revenue).
Contract balances
Our contract assets as of September 30, 2023 and December 31, 2022 were insignificant. Our closing balances of deferred revenue were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Total deferred revenue	$418,832	$385,236
The increase in deferred revenue during the nine months ended September 30, 2023 was primarily due to a seasonal increase in customer contract billings/renewals, which includes impact from our recent pricing initiatives. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter. The amount of revenue recognized during the nine months ended September 30, 2023 that was included in the deferred revenue balance at the beginning of the period was approximately $339 million. The amount of revenue recognized during the nine months ended September 30, 2023 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
United States	$237,877	$220,177	$688,290	$657,699
United Kingdom	25,694	26,858	79,976	81,349
Other countries	14,055	14,262	42,155	44,300
Total revenue	$277,626	$261,297	$810,421	$783,348

22	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Social Sector and Corporate Sector market groups comprised our go-to-market organizations as of September 30, 2023. The following is a description of each market group as of that date:
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
The following table presents our revenue by market group:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Social Sector	$239,512	$223,963	$696,790	$671,714
Corporate Sector	38,114	37,334	113,631	111,634
Total revenue	$277,626	$261,297	$810,421	$783,348
The following table presents our recurring revenue by type:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Contractual recurring	$189,174	$178,264	$548,012	$530,146
Transactional recurring	79,827	71,123	236,127	216,414
Total recurring revenue	$269,001	$249,387	$784,139	$746,560

12. Subsequent Events
Amendment to the Stockholder Rights Agreement
On October 2, 2023, we entered into the Amendment to the Stockholder Rights Agreement, dated as of October 2, 2023 (the “Amendment”), which amended the Stockholder Rights Agreement, dated as of October 7, 2022 (the “Rights Agreement”), by and between the Company and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC) as rights agent.
The Amendment extends the final expiration date of the Rights Agreement from October 2, 2023 to October 2, 2024. The Company expects to submit the Amendment to the Company’s stockholders for ratification at the Company’s 2024 annual meeting of stockholders. Additional information regarding the Amendment, including a copy of the Amendment, is contained in the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2023.
Security Incident Multi-state Attorneys General Settlement
On October 5, 2023, the Company entered into separate, substantially similar Administrative Orders with each of 49 state Attorneys General and the District of Columbia relating to the previously announced 2020 Security Incident in which a cyber criminal removed a copy of a subset of data from our self-housed environment. This settlement fully resolves the previously disclosed multi-state Civil Investigative Demand and the separate Civil Investigative Demand from the Office of the Indiana Attorney General relating to the Security Incident (the “Multi-state Investigation”), which is further described in the substantially similar Administrative Orders filed in each of the 49 states and the District of Columbia.

Third Quarter 2023 Form 10-Q	23

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Under the terms of the Administrative Orders, we have agreed: (i) to comply with state consumer protection laws, data breach notification laws, and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”); (ii) not to make misleading misrepresentations to our customers or the individuals whose data is stored by us concerning (a) the extent to which we protect the privacy, security, confidentiality, or integrity of certain data, (b) the likelihood that data impacted by a security incident may be subject to unauthorized access, disclosure, or other misuse, or (c) the data breach notification requirements; and (iii) to implement and improve certain cybersecurity programs and tools.
As part of the Administrative Orders, we also agreed to pay a total of $49.5 million to the 49 states and District of Columbia. We expect to pay the full settlement amount to each state and the District of Columbia during the fourth quarter of 2023 from our existing liquidity. This amount was fully accrued as a contingent liability in our financial statements as of June 30, 2023.
We entered into the Administrative Orders without admitting fault or liability in connection with the matters subject to the Multi-state Investigation. The form of Administrative Order was furnished as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023.
As previously disclosed, the Office of the Attorney General of the State of California did not participate in the Multi-state Investigation and has issued a separate Civil Investigative Demand related to the Security Incident, which has not been resolved. Although we are hopeful that we can resolve this matter on acceptable terms, there is no assurance that we will be able to do so on terms acceptable to us and to the State of California.

24	Third Quarter 2023 Form 10-Q

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
1.Product Innovation and Delivery
Product is core at Blackbaud, and we strive to bring increased value to our customers through their software subscriptions with improved and innovative capabilities. For example, we recently released a new, next generation donation form in Raiser’s Edge NXT with the goal of increasing the conversion rate and donations our customers raise. We match the new donation form with Prospect Insights, which utilizes artificial intelligence ("AI") to identify and qualify candidates for major gifts. We recently began an early adopter program for the new donation form with a small sample of customers across charity, education, and arts and cultural organizations. We expect to make this generally available in the first half of 2024.
As recently announced, we introduced Impact Edge™ to our corporate sector customers. This newly developed solution aggregates EVERFI’s educational impact data, with employee volunteering and giving data from YourCause. It provides a single view of a company’s social impact program and replaces labor intensive, manually produced reports into a standardized structure. With Impact Edge, leaders who manage social impact initiatives are able to track and analyze performance of their programs in real time. We plan to put this new solution into an early adopter program late this year, with a full roll out in the second half of 2024.

Third Quarter 2023 Form 10-Q	25

Blackbaud, Inc.
(Unaudited)
For years, we have been using AI-enabled capabilities in our analytics offerings. We are expanding our strategy into next-generation and generative AI technology that addresses specific challenges of our customers. We continued to build on our “Intelligence for Good” strategy that leverages the power of machine learning and Artificial Intelligence across our products. For example, we recently introduced the “Story Enhancer” in JustGiving®, our consumer giving platform. This Generative AI capability has resulted in more engagement among early adopters and is expected to have positive downstream impact on our transactional revenue.
2.Bookings Growth and Acceleration
We drove strong bookings performance in the first quarter, up significantly versus last year, led by our corporate sector (YourCause and EVERFI solutions) which more than doubled its bookings over the first quarter of 2022. We signed a number of notable large contracts during the second and third quarters. As previously disclosed, there can be volatility quarter-to-quarter on bookings.
3.Transactional Revenue Optimization and Expansion
Transactional revenue, which is about one-third of total revenue, has proven to be resilient so far in 2023 following the lower average donation sizes we experienced during the fourth quarter of 2022. Different rate increases on Blackbaud Merchant Services in the U.S. took effect in January and August 2023. Our Blackbaud Tuition Management and JustGiving platforms continue to perform well against plan. And as we look ahead, our teams are hard at work to drive innovation across our payments solutions that are a win-win for both our customers and Blackbaud. We have already introduced our two fee cover models, and we are also looking at ways to optimize our payments solutions to drive a better donor experience.
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
These efforts are well on their way. We have already notified customers with March 2024 contract renewals of the new terms. Through October 2023, nearly 90% of our 2023 contracts eligible for renewal rate increases have already renewed. The close day-to-day management of renewals, the mix of 3-year and 1-year contracts, and the impact of pricing are progressing well, and we expect more impact from the compounding effect of these rate increases over time as we layer in future year contract renewals and annual rate increases. For example, over 50% of our planned 2023 revenue will renew in a little over 3 years and approximately 35% of that renewable base is expected to renew this year. These contracts are renewing every day and create revenue growth that we expect to accelerate with each successive quarter this year. We expect that to further impact 2024 and 2025 as we begin to see the full-year impact of the rate increases. Approximately 30% of the renewable base is up for renewal in 2024 and more than 20% in 2025. The adoption of 3-year renewals as a standard, with more customers opting for this option than we originally expected, are expected to have an added benefit of higher retention which provides greater revenue assurance and predictability. Looking even further ahead, the cycle starts fresh in 2026 as the 2023 signed contracts will begin to renew. We expect that this will be a sustainable and meaningful revenue growth stream for us.
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

26	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Financial Summary

Total revenue ($M)	Income (Loss) from operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue increased by $16.3 million and $27.1 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, driven largely by the following:

+	Growth in recurring revenue primarily related to:
●
increases in contractual recurring revenue of $10.9 million and $17.9 million, respectively, related to the performance of our cloud solutions and, to a lesser extent, the early impact of our pricing initiatives; partially offset by decreases in maintenance revenue as customers migrate to our cloud solutions; also offsetting the increases in contractual recurring revenue during the nine months ended September 30, 2023 was a decrease related to fluctuations in foreign currency exchange rates of $0.7 million; and

●
increases in transactional recurring revenue of $8.7 million and $19.7 million, respectively, primarily due to positive results related to pricing initiatives we implemented during 2023 and, to a lesser extent, increases in volume for our Blackbaud Tuition Management and JustGiving solutions; also offsetting the increases in transactional recurring revenue during the nine months ended September 30, 2023 was a decrease related to fluctuations in foreign currency exchange rates of $0.9 million.

-	Decreases in one-time service and other revenue primarily related to:
●
decreases in one-time consulting revenue due primarily to less sales of creative services and implementation and customization services. Also contributing is an increase in utilization of third-party service delivery partners. For several years, we have been strategically shifting away from a one-time services business model towards sales of retained and managed services and also embedding services in our renewable cloud solution contracts. Retained and managed services contracts that we expect to have a term consistent with our cloud solution contracts, and embedded services are recorded as recurring revenue; and

● decreases in one-time analytics revenue as analytics are generally integrated in our cloud solutions.
For additional information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 47.

Third Quarter 2023 Form 10-Q	27

Blackbaud, Inc.
(Unaudited)
We have a number of multi-year pricing initiatives underway, some to bring our pricing in line with the market while others are model changes that are expected to drive greater revenue for both us and our customers. As a result, we expect to see a continued acceleration in revenue growth during the fourth quarter of 2023 as we begin to see the full-year effect of some of these pricing initiatives.
We expect that the one-time services and other revenue will continue to significantly decrease during 2023 compared to 2022 driven by our continued migration to the cloud in our core business.
Income from operations increased by $29.1 million and $25.3 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, driven largely by the following:

+	Increases in total revenue, as described above
+
Net decreases in the following costs primarily due to our targeted workforce reductions discussed below:
•Decreases in compensation costs other than stock-based compensation of $11.5 million and $29.3 million, respectively; and
•Decrease in commission expense of $1.3 million during the nine months ended September 30, 2023; partially offset by
•Increase in severance costs of $4.4 million during the nine months ended September 30, 2023

+	Decrease in Security Incident-related expenses of $9.6 million during the three months ended September 30, 2023. See "Security Incident update" below.
+	Decreases in third-party contractor costs of $4.8 million and $8.5 million, respectively, primarily due to a decrease in our use of third-party software developers
+
A $2.3 million noncash impairment charge during the nine months ended September 30, 2022 against previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge resulted primarily from our decision to end customer support for certain solutions

+
Decreases in other corporate costs of $1.4 million and $3.0 million, respectively, primarily related to the release of certain accrued tax liabilities due to favorable sales tax rulings, partially offset by increases in bad debt expense

+
Decreases in hosting and data center costs of $0.8 million and $4.4 million, respectively, as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of cybersecurity investments to continue for the foreseeable future

-	Increase in Security Incident-related expenses of $19.4 million during the nine months ended September 30, 2023. See "Security Incident update" below.
-
Increases in acquisition and disposition-related costs of $4.6 million and $1.1 million, respectively, primarily related to the noncash impairment charges against certain operating lease right-of-use assets and property and equipment assets resulting the sublease of our Washington, DC office location; the increase during the nine months ended September 30, 2023 was partially offset by the release of $1.4 million in accrued contingent consideration related to our Kilter acquisition during the second quarter of 2023 and a $2.0 million noncash impairment of certain insignificant intangible assets that were held for sale during the nine months ended September 30, 2022 which did not reoccur in 2023

-
Increases in stock-based compensation expense of $4.4 million and $12.0 million, respectively, primarily due to 2022 performance-based equity award adjustments and estimated overall Company performance against 2023 goals, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023

-
Increases in transaction-based costs of $2.8 million and $6.1 million, respectively, related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates

-	Increases in advertising costs of $1.7 million and $1.8 million, respectively
-	Increases in amortization of intangible assets from business combinations of $1.4 million and $2.7 million, respectively, due to our acquisition of EVERFI

28	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)

-
Net increase of $1.3 million during the nine months ended September 30, 2023 primarily related to higher third-party software costs due to the number of licenses needed and also price increases for the software being used, partially offset by a decrease in rent and utilities

-
Net decreases of $1.1 million and $2.8 million, respectively, due to an increase in amortization of capitalized software and content development costs, partially offset by an increase in software and content development costs that were required to be capitalized under the internal-use software guidance

We are continuing to make critical investments in the business in areas such as digital marketing, innovation, cybersecurity, and our continued shift of cloud infrastructure to leading public cloud service providers. Our profitability during the first three quarters of 2023 reflects some of these incremental investments.
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
A key factor to our overall success is the renewal and expansion of our existing subscription agreements with our customers. Management uses gross dollar retention in analyzing our success at delighting our customers with innovative and cloud solutions. Gross dollar retention is defined as contracted annual recurring revenue ("CARR") divided by beginning CARR with a measurement period of twelve months. For the twelve months ended September 30, 2023, our gross dollar retention was approximately 90%. This gross dollar retention rate is relatively consistent with our rate for the full year ended December 31, 2022. We are continually investing in innovation, which we believe will increase gross dollar retention over the long-term. Although some customer attrition is normal, our new contract pricing and renewal model (as described above on page 26) does not appear to have had a significant impact on customer attrition to date.
Balance sheet and cash flow
At September 30, 2023, our cash and cash equivalents were $31.1 million. Under 2020 Credit Facility, the carrying amount of our debt was $683.2 million and our net leverage ratio was 2.11 to 1.00.
During the nine months ended September 30, 2023, we generated $203.0 million in cash from operations, had a net decrease in borrowings of $118.2 million, and had aggregate cash outlays of $48.9 million for purchases of property and equipment and capitalized software and content development costs.
We currently expect to resume stock repurchases during the fourth quarter of 2023 under our existing stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock.

Third Quarter 2023 Form 10-Q	29

Blackbaud, Inc.
(Unaudited)
Security Incident update
As discussed in Note 8 to our unaudited, condensed consolidated financial statements in this report, total costs related to the Security Incident exceeded the limit of our insurance coverage in the first quarter of 2022. Accordingly, the Security Incident has negatively impacted, and we expect it to continue for the foreseeable future to negatively impact, our GAAP profitability and GAAP cash flow (see discussion regarding non-GAAP free cash flow and non-GAAP adjusted free cash flow on page 42). For the three and nine months ended September 30, 2023, we incurred net pre-tax expenses of $4.1 million and $48.6 million, respectively, related to the Security Incident, which included $4.1 million and $18.6 million, respectively, for ongoing legal fees and additional accruals for loss contingencies of $0.0 million and $30.0 million, respectively. During the nine months ended September 30, 2023, we had net cash outlays of $23.1 million related to the Security Incident, which included ongoing legal fees and the $3.0 million civil penalty paid during the first quarter of 2023 related to the SEC settlement (as discussed in Note 8). In line with our policy, legal fees are expensed as incurred. For full year 2023, we currently expect net pre-tax expense of approximately $20.0 million to $30.0 million and net cash outlays of approximately $25.0 million to $35.0 million for ongoing legal fees related to the Security Incident. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below. For full year 2024, we currently expect a significant decrease in net pre-tax expense related to the Security Incident for ongoing legal fees.
As of September 30, 2023, we have recorded approximately $50.0 million in aggregate liabilities for loss contingencies based primarily on negotiations with certain governmental agencies related to the Security Incident that we believed we could reasonably estimate in accordance with our loss contingency procedures described in Note 8. In connection with the settlement of the multi-state Attorneys General investigation (as discussed in Note 8 and Note 12), we expect to pay $49.5 million during the fourth quarter of 2023.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of September 30, 2023 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.

30	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Results of Operations
Comparison of the three and nine months ended September 30, 2023 and 2022
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

Third Quarter 2023 Form 10-Q	31

Blackbaud, Inc.
(Unaudited)
Recurring revenue increased by $19.6 million, or 7.9%, and $37.6 million, or 5.0%, during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, driven primarily by the following:

+
Increases in contractual recurring revenue of $10.9 million and $17.9 million, respectively, related to the performance of our cloud solutions and, to a lesser extent, the early impact of our pricing initiatives; partially offset by decreases in maintenance revenue as customers migrate to our cloud solutions; also offsetting the increases in contractual recurring revenue during the nine months ended September 30, 2023 was a decrease related to fluctuations in foreign currency exchange rates of $0.7 million; and

+
Increases in transactional recurring revenue of $8.7 million and $19.7 million, respectively, primarily due to positive results related to pricing initiatives we implemented at the beginning of 2023 and, to a lesser extent, increases in volume for our Blackbaud Tuition Management and JustGiving solutions; also offsetting the increases in transactional recurring revenue during the nine months ended September 30, 2023 was a decrease related to fluctuations in foreign currency exchange rates of $0.9 million.

For additional information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 47.
Cost of recurring revenue increased by $2.6 million, or 2.4%, and $4.4 million, or 1.3%, during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, driven primarily by the following:

+
Increases in transaction-based costs of $2.8 million and $6.1 million, respectively, related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates

+	Increases in amortization of software development costs of $1.5 million and $4.2 million, respectively, due to our continued investments in the innovation and security of our solutions
+	Increases in amortization of intangible assets from business combinations of $1.2 million and $2.6 million, respectively, primarily due to our acquisition of EVERFI in December 2021
+
Increases in stock-based compensation costs of $0.8 million and $1.6 million, respectively, primarily due to 2022 performance-based equity award adjustments and estimated overall Company performance against 2023 goals, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023

+
Increase in third-party software costs of $0.7 million, for the nine months ended September 30, 2023, primarily related to a higher number of licenses needed and also price increases for the software being used

-	Decreases in compensation costs other than stock-based compensation of $2.7 million and $7.5 million, respectively, primarily due to our targeted workforce reductions discussed above
-
Decreases in third-party contractor and hosting costs of $0.9 million and $4.2 million, respectively, as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of cybersecurity investments to continue for the foreseeable future

Recurring gross margin increased by 230 and 160 basis points for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily due to the increases in recurring revenue outpacing the changes in cost of recurring revenue.

32	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)

One-time services and other
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
One-time services and other revenue is comprised of fees for one-time consulting (including creative services), analytic and onsite training services, fees for retained and managed services contracts that we do not expect to have a term consistent with our cloud solution contracts, revenue from the sale of our software sold under perpetual license arrangements, and third-party software referral fees.
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
One-time services and other revenue decreased by $3.3 million, or 27.6%, and $10.5 million, or 28.6%, during the three and nine months ended September 30, 2023, when compared to the same periods in 2022, driven primarily by the following:

-
Decreases in one-time consulting revenue of $2.1 million and $7.8 million, respectively, primarily due to less sales of creative services and implementation and customization services. Also contributing is an increase in utilization of third-party service delivery partners. For several years, we have been strategically shifting away from a one-time services business model towards sales of retained and managed services and also embedding services in our renewable cloud solution contracts. Retained and managed services contracts that we expect to have a term consistent with our cloud solution contracts, and embedded services are recorded as recurring revenue.

-	Decreases in one-time analytics revenue of $1.2 million and $2.8 million, respectively, as analytics are generally integrated in our cloud solutions

Third Quarter 2023 Form 10-Q	33

Blackbaud, Inc.
(Unaudited)
Cost of one-time services and other decreased by $1.8 million, or 19.2%, and $8.0 million, or 25.1%, during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, driven primarily by the following:

-
Decreases in compensation costs of $1.9 million and $6.9 million, respectively, primarily related to our targeted workforce reductions discussed above and a continued shift in resources historically supporting one-time services and other towards recurring revenue

One-time services and other gross margin decreased by 920 basis points and 420 basis points during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily due to the decrease of one-time services and other revenue outpacing the decrease in compensation costs discussed above.
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

34	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Sales, marketing and customer success expense decreased by $4.0 million or 7.0%, and $4.3 million or 2.6%, during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily driven by the following:

-
Net decreases in the following costs primarily due to our targeted workforce reductions discussed above:
•Decreases in compensation costs other than stock-based compensation of $3.7 million and $7.1 million, respectively; and
•Decrease in commissions expense of $1.4 million during the nine months ended September 30, 2023; partially offset by
•Increase in severance costs of $2.2 million during the nine months ended September 30, 2023

-	Decreases in third-party contractor costs of $2.2 million and $2.6 million, respectively, primarily related to strategic consulting costs incurred during 2022
+
Increase in stock-based compensation costs of $2.6 million, during the nine months ended September 30, 2023, primarily due to 2022 performance-based equity award adjustments and estimated overall Company performance against 2023 goals, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023

+	Increases in advertising costs of $1.7 million and $1.8 million, respectively
Research and development
Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.
We continue to make investments to delight our customers with innovative and secure cloud solutions. Research and development expenses decreased by $2.5 million, or 6.1%, and $4.0 million or 3.4%, during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily driven by the following:

-	Decreases in third-party contractor costs of $1.9 million and $5.5 million, respectively, primarily due to a decrease in our use of third-party software developers
-	Decreases in compensation costs other than stock-based compensation of $1.9 million and $3.8 million, respectively, primarily due to our targeted workforce reductions discussed above
+
Increases in stock-based compensation of $1.8 million and $4.6 million, respectively, primarily due to estimated overall Company performance against 2023 goals, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023. 2022 performance-based equity award adjustments also contributed to the increase in stock-based compensation expense during the nine months ended September 30, 2023

+	Increase in severance costs of $1.1 million, for the nine months ended September 30, 2023, primarily due to our targeted workforce reductions discussed above
Not included in research and development expense for the three months ended September 30, 2023 and 2022 were $15.7 million and $15.1 million, respectively, and for the nine months ended September 30, 2023 and 2022 were $45.4 million and $43.6 million, respectively, of qualifying costs associated with software and content development activities that are required to be capitalized under GAAP, such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized development costs associated with our cloud solutions are subsequently amortized to cost of recurring revenue over the related assets' estimated useful life, which generally range from three to seven years.
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

Third Quarter 2023 Form 10-Q	35

Blackbaud, Inc.
(Unaudited)
General and administrative expense decreased by $7.3 million or 14.6%, during the three months ended September 30, 2023, when compared to the same period in 2022, primarily driven by the following:

-	Decrease in Security Incident-related expenses of $9.6 million. See "Security Incident update" on page 30
-	Decrease in compensation costs other than stock-based compensation of $1.4 million primarily due to our targeted workforce reductions discussed above
-	Decrease in corporate costs of $1.1 million primarily related to the release of certain accrued tax liabilities due to favorable sales tax rulings, partially offset by an increase in bad debt expense
+
Increase in acquisition and disposition-related costs of $4.6 million primarily related to the noncash impairment charges against certain operating lease right-of-use assets and property and equipment assets resulting the sublease of our Washington, DC office location

+
Increase in stock-based compensation costs of $1.8 million primarily due to estimated overall Company performance against 2023 goals, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023.

General and administrative expense increased by $13.6 million or 9.6%, during the nine months ended September 30, 2023, when compared to the same period in 2022, primarily driven by the following:

+	Increase in Security Incident-related expenses of $19.4 million. See "Security Incident update" on page 30
+
Increase in stock-based compensation costs of $4.0 million primarily due to estimated overall Company performance against 2023 goals, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023. 2022 performance-based equity award adjustments also contributed to the increase in stock-based compensation expense during the nine months ended September 30, 2023

+
Increase in acquisition and disposition-related costs of $1.1 million primarily related to the noncash impairment discussed above, partially offset by the release of $1.4 million in accrued contingent consideration related to our Kilter acquisition during the nine months ended September 30, 2023 and a $2.0 million noncash impairment of certain insignificant intangible assets that were held for sale during the nine months ended September 30, 2022 which did not reoccur in the comparable 2023 period

-	Decrease in compensation costs other than stock-based compensation of $4.7 million primarily due to our targeted workforce reductions discussed above
-
A $2.3 million noncash impairment charge during the nine months ended September 30, 2022 against previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge resulted primarily from our decision to end customer support for certain solutions and did not reoccur in 2023

-	Decrease in corporate costs of $1.1 million primarily related to the release of certain accrued tax liabilities due to favorable sales tax rulings, partially offset by an increase in bad debt expense
-	Decreases in travel costs and third-party contractor costs of $0.8 million and $0.8 million, respectively, primarily due to our focus on cost management

36	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

Interest expense in dollars and as a percentage of total revenue during the three months ended September 30, 2023, was relatively in line with the same period in 2022. The increase in interest expense in dollars and as a percentage of total revenue during the nine months ended September 30, 2023, respectively, when compared to the same period in 2022, was primarily due to an increase in our weighted average effective interest rates. We currently expect interest expense for the full year 2023 to be approximately $37 million to $41 million although our interest expense in connection with the variable rate portion of our outstanding debt could increase in a rising interest rate environment. See Note 7 to our unaudited, condensed consolidated financial statements in this report for more information regarding our derivative instruments, which we use to manage our variable interest rate risk, and Item 3. Quantitative and Qualitative Disclosures about Market Risk: Interest Rate Risk (below) for more information about our variable interest rate exposure and related risk.
Deferred Revenue
The table below compares the components of deferred revenue from our unaudited, consolidated balance sheets:

(dollars in millions)	September 30, 2023	December 31, 2022	Change
Deferred revenue(1)	$418.8	$385.2	8.7%
Less: Long-term portion	3.0	2.8	7.3%
Current portion(1)	$415.8	$382.4	8.7%
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
The increase in deferred revenue during the nine months ended September 30, 2023 was primarily due to a seasonal increase in customer contract billings/renewals, which includes impact from our recent pricing initiatives. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter.

Third Quarter 2023 Form 10-Q	37

Blackbaud, Inc.
(Unaudited)
Income Taxes

Income tax provision (benefit) ($M)
Percentages indicate effective income tax rates

The increases in our effective income tax rate for the three and nine months ended September 30, 2023, when compared to the same periods in 2022 were primarily attributable to unfavorable impact of non-deductible Security Incident accruals. See Note 8 to our unaudited, condensed consolidated financial statements in this report for additional information about our loss contingency accruals related to the Security Incident.
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

38	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions, except per share amounts)	2023	2022	2023	2022
GAAP Revenue	$277.6	$261.3	$810.4	$783.3

GAAP gross profit	$155.9	$140.4	$444.1	$413.4
GAAP gross margin	56.1%	53.7%	54.8%	52.8%
Non-GAAP adjustments:
Add: Stock-based compensation expense	4.1	3.4	12.2	11.3
Add: Amortization of intangibles from business combinations	13.1	11.9	39.4	36.8
Add: Employee severance	—	—	0.8	0.3
Subtotal(1)	17.3	15.3	52.4	48.5
Non-GAAP gross profit(1)	$173.1	$155.7	$496.5	$461.9
Non-GAAP gross margin	62.4%	59.6%	61.3%	59.0%

GAAP income (loss) from operations	$22.0	$(7.0)	$12.4	$(12.9)
GAAP operating margin	7.9%	(2.7)%	1.5%	(1.7)%
Non-GAAP adjustments:
Add: Stock-based compensation expense	32.4	27.9	95.7	83.7
Add: Amortization of intangibles from business combinations	13.9	12.6	41.7	39.1
Add: Employee severance	0.1	0.2	5.1	0.7
Add: Acquisition and disposition-related costs(2)(3)	7.0	2.5	6.8	5.7
Add: Restructuring and other real estate activities	—	—	—	0.1
Add: Security Incident-related costs, net of insurance(4)	4.1	13.7	48.6	29.2
Add: Impairment of capitalized software development costs	—	—	—	2.3
Subtotal(1)	57.5	56.9	197.9	160.7
Non-GAAP income from operations(1)	$79.6	$49.8	$210.3	$147.7
Non-GAAP operating margin	28.7%	19.1%	26.0%	18.9%

GAAP income (loss) before provision (benefit) for income taxes	$18.1	$(11.9)	$(8.6)	$(30.1)
GAAP net income (loss)	$9.0	$(10.3)	$(3.6)	$(24.1)
Shares used in computing GAAP diluted earnings (loss) per share	54,089,897	51,692,152	52,495,556	51,519,340
GAAP diluted earnings (loss) per share	$0.17	$(0.20)	$(0.07)	$(0.47)
Non-GAAP adjustments:
Add: GAAP income tax provision (benefit)	9.1	(1.6)	(5.0)	(6.0)
Add: Total non-GAAP adjustments affecting income from operations	57.5	56.9	197.9	160.7
Non-GAAP income before provision for income taxes	75.6	45.0	189.3	130.5
Assumed non-GAAP income tax provision(5)	15.1	9.0	37.9	26.1
Non-GAAP net income(1)	$60.5	$36.0	$151.5	$104.4

Shares used in computing non-GAAP diluted earnings per share	54,089,897	52,362,781	53,469,768	51,985,207
Non-GAAP diluted earnings per share	$1.12	$0.69	$2.83	$2.01
(1)The individual amounts for each year may not sum to subtotal, non-GAAP gross profit, non-GAAP income from operations, non-GAAP income before provision for income taxes or non-GAAP net income due to rounding.
(2)Includes a $2.0 million noncash impairment of certain intangible assets held for sale during the nine months ended September 30, 2022.
(3)Includes noncash impairment charges incurred during the three and nine months ended September 30, 2023 related to the sublease of our Washington, DC office location the lease of which was acquired during the EVERFI acquisition.
(4)Includes Security Incident-related costs incurred during the three and nine months ended September 30, 2023 of $4.1 million and $48.6 million, respectively, which includes approximately $0.0 million and $30.0 million, respectively, in recorded liabilities for loss contingencies, net of insurance recoveries during the same periods of $0.0 million, and during the three and nine months ended September 30, 2022 of $13.7 million and $31.1 million, respectively, net of insurance recoveries during the same periods that were $0.0 million and $1.9 million, respectively. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims, negotiated settlements and accruals for certain loss contingencies. Not included in this adjustment were costs associated with enhancements to our cybersecurity program. For full year 2023, we currently expect net pre-tax expense of approximately $20 million to $30 million and net cash outlays of approximately $25 million to $35 million for ongoing legal fees related to the Security Incident. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below. For full year 2024, we currently expect a significant decrease in net pre-tax expense related to the Security Incident for ongoing legal fees. In line with our policy, legal fees are expensed as incurred. As of September 30, 2023, we have recorded approximately $50.0 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain governmental agencies related to the Security Incident that we believe we can reasonably estimate. In connection with the settlement of the multi-state Attorneys General investigation (as discussed in Note 8 and Note 12), we expect to pay $49.5 million during the fourth quarter of 2023. There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not

Third Quarter 2023 Form 10-Q	39

Blackbaud, Inc.
(Unaudited)
recorded a liability for a loss contingency as of September 30, 2023 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
(5)We apply a non-GAAP effective tax rate of 20.0% when calculating non-GAAP net income and non-GAAP diluted earnings per share.
Non-GAAP organic revenue growth
In addition, we use non-GAAP organic revenue growth, non-GAAP organic revenue growth on a constant currency basis, non-GAAP organic recurring revenue growth and non-GAAP organic recurring revenue growth on a constant currency basis in analyzing our operating performance. We believe that these non-GAAP measures are useful to investors, as a supplement to GAAP measures, for evaluating the periodic growth of our business on a consistent basis. Each of these measures of non-GAAP organic revenue growth excludes incremental acquisition-related revenue attributable to companies acquired in the current fiscal year. For companies, if any, acquired in the immediately preceding fiscal year, each of these non-GAAP organic revenue growth measures reflects presentation of full year incremental non-GAAP revenue derived from such companies as if they were combined throughout the prior period. In addition, each of these non-GAAP organic revenue growth measures excludes prior period revenue associated with divested businesses. The exclusion of the prior period revenue is to present the results of the divested businesses within the results of the combined company for the same period of time in both the prior and current periods. We believe this presentation provides a more comparable representation of our current business’ organic revenue growth and revenue run-rate.

(dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
GAAP revenue	$277.6	$261.3	$810.4	$783.3
GAAP revenue growth	6.2%		3.5%
Less: Non-GAAP revenue from divested businesses(1)	—	(0.9)	—	(3.5)
Non-GAAP organic revenue(2)	$277.6	$260.4	$810.4	$779.8
Non-GAAP organic revenue growth	6.6%		3.9%

Non-GAAP organic revenue(2)	$277.6	$260.4	$810.4	$779.8
Foreign currency impact on Non-GAAP organic revenue(3)	(1.9)	—	1.7	—
Non-GAAP organic revenue on constant currency basis(3)	$275.7	$260.4	$812.1	$779.8
Non-GAAP organic revenue growth on constant currency basis	5.9%		4.1%

GAAP recurring revenue	$269.0	$249.4	$784.1	$746.6
GAAP recurring revenue growth	7.9%		5.0%
Less: Non-GAAP recurring revenue from divested businesses(1)	—	(0.9)	—	(3.4)
Non-GAAP organic recurring revenue(2)	$269.0	$248.5	$784.1	$743.1
Non-GAAP organic recurring revenue growth	8.3%		5.5%

Non-GAAP organic recurring revenue(2)	$269.0	$248.5	$784.1	$743.1
Foreign currency impact on non-GAAP organic recurring revenue(3)	(1.7)	—	1.6	—
Non-GAAP organic recurring revenue on constant currency basis(3)	$267.3	$248.5	$785.8	$743.1
Non-GAAP organic recurring revenue growth on constant currency basis	7.5%		5.7%
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

40	Third Quarter 2023 Form 10-Q

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2023	2022	2023	2022
GAAP net income (loss)	$9.0	$(10.3)	$(3.6)	$(24.1)
Non-GAAP adjustments:
Add: Interest, net	6.6	8.7	24.9	25.0
Add: GAAP income tax provision (benefit)	9.1	(1.6)	(5.0)	(6.0)
Add: Depreciation	3.3	3.5	9.9	10.6
Add: Amortization of intangibles from business combinations	13.9	12.6	41.7	39.1
Add: Amortization of software and content development costs(1)	11.6	9.8	33.1	28.5
Subtotal(2)	44.5	33.0	104.6	97.3
Non-GAAP EBITDA(2)	$53.5	$22.6	$101.0	$73.1
Non-GAAP EBITDA margin(3)	19.3%		12.5%

Non-GAAP adjustments:
Add: Stock-based compensation expense	32.4	27.9	95.7	83.7
Add: Employee severance	0.1	0.2	5.1	0.7
Add: Acquisition and disposition-related costs(4)	7.0	2.5	6.8	5.7
Add: Restructuring and other real estate activities	—	—	—	0.1
Add: Security Incident-related costs, net of insurance(4)	4.1	13.7	48.6	29.2
Add: Impairment of capitalized software development costs	—	—	—	2.3
Subtotal(2)	43.6	44.3	156.2	121.6
Non-GAAP Adjusted EBITDA(2)	$97.1	$66.9	$257.2	$194.7
Non-GAAP Adjusted EBITDA margin(5)	35.0%		31.7%

Rule of 40(6)	41.6%		35.6%

Non-GAAP adjusted EBITDA	97.1	66.9	257.2	194.7
Foreign currency impact on Non-GAAP adjusted EBITDA(7)	(1.2)	2.8	0.7	5.0
Non-GAAP adjusted EBITDA on constant currency basis(7)	$95.9	$69.8	$257.9	$199.7
Non-GAAP adjusted EBITDA margin on constant currency basis	34.8%		31.8%

Rule of 40 on constant currency basis(8)	40.7%		35.9%
(1)Includes amortization expense related to software development costs and amortization expense from capitalized cloud computing implementation costs.
(2)The individual amounts for each year may not sum to subtotal, non-GAAP EBITDA, non-GAAP adjusted EBITDA or non-GAAP adjusted EBITDA on a constant currency basis due to rounding.
(3)Measured by GAAP revenue divided by non-GAAP EBITDA.
(4)See additional details in the reconciliation of GAAP to Non-GAAP operating income above.
(5)Measured by non-GAAP organic revenue divided by non-GAAP adjusted EBITDA.
(6)Measured by non-GAAP organic revenue growth plus non-GAAP adjusted EBITDA margin. See Non-GAAP organic revenue growth table above.
(7)To determine non-GAAP adjusted EBITDA on a constant currency basis, non-GAAP adjusted EBITDA from entities reporting in foreign currencies were translated to U.S. Dollars using the comparable prior period's quarterly weighted average foreign currency exchange rates. The primary foreign currencies creating the impact are the Australian Dollar, British Pound, Canadian Dollar and Euro.
(8)Measured by non-GAAP organic revenue growth on constant currency basis plus non-GAAP adjusted EBITDA margin on constant currency basis. See Non-GAAP organic revenue growth table above.

Third Quarter 2023 Form 10-Q	41

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

	Nine months ended September 30,
(dollars in millions)	2023	2022
GAAP net cash provided by operating activities	$203.0	$189.8
Less: purchase of property and equipment	(4.2)	(10.5)
Less: capitalized software and content development costs	(44.7)	(42.8)
Non-GAAP free cash flow(1)	$154.1	$136.5
Add: Security Incident-related cash flows, net of insurance	23.1	9.5
Non-GAAP adjusted free cash flow(1)	$177.2	$146.1
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

42	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	September 30, 2023	December 31, 2022	Change
Cash and cash equivalents	$31.1	$31.7	(1.9)%
Property and equipment, net	100.6	107.4	(6.4)%
Software and content development costs, net	155.9	141.0	10.6%
Total carrying value of debt	742.6	859.0	(13.6)%
Working capital	(358.2)	(312.0)	(14.8)%
The following table presents selected financial information about our cash flows:

	Nine months ended September 30,
(dollars in millions)	2023	2022	Change
Net cash provided by operating activities	$203.0	$189.8	6.9%
Net cash used in investing activities	(49.2)	(67.8)	(27.5)%
Net cash used in financing activities	(496.7)	(384.2)	29.3%
Our principal sources of liquidity are our operating cash flow, funds available under the 2020 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription and maintenance arrangements, market acceptance of our solutions and services, the volume and size of transactions for which we process payments and our customers' ability to pay. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and meet our debt obligations. We also believe that we will be able to continue to meet our long-term cash requirements due to our anticipated cash flow from operations, solid financial position and ability to access capital from financial markets. To the extent we undertake future material acquisitions or investments or unanticipated capital or operating expenditures, including in connection with the Security Incident, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure, including through potential debt or equity issuances. In the near term, excluding any future material events noted above or otherwise, we intend to reduce our net leverage, which was 2.11 to 1.00 at September 30, 2023, as defined by our credit agreement, to our target level of 2 to 1 or less. We also currently expect to resume stock repurchases during the fourth quarter of 2023.
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
At September 30, 2023, our total cash and cash equivalents balance included approximately $19.7 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.

Third Quarter 2023 Form 10-Q	43

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
Net cash provided by operating activities increased by $13.2 million during the nine months ended September 30, 2023, when compared to the same period in 2022, primarily due to a $27.5 million increase in net income adjusted for non-cash expenses and a $14.4 million decrease in cash flow from operations associated with working capital.
The decrease in cash flow from operations associated with working capital during the nine months ended September 30, 2023, when compared to the same period in 2022, was primarily due to:
•fluctuations in the timing of vendor payments; and
•a decrease in taxes payable; partially offset by
•an increase in accrued expenses, including accrued bonuses and the Security Incident.
Security Incident update
As discussed in Note 8 to our unaudited, condensed consolidated financial statements in this report, total costs related to the Security Incident exceeded the limit of our insurance coverage in the first quarter of 2022. Accordingly, the Security Incident has negatively impacted, and we expect it to continue for the foreseeable future to negatively impact, our GAAP profitability and GAAP cash flow (see discussion regarding non-GAAP free cash flow and non-GAAP adjusted free cash flow on page 42). For full year 2023, we currently expect net pre-tax expense of approximately $20 million to $30 million and net cash outlays of approximately $25 million to $35 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees are expensed as incurred. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below. For full year 2024, we currently expect a significant decrease in net pre-tax expense related to the Security Incident for ongoing legal fees.
As of September 30, 2023, we have recorded approximately $50.0 million in aggregate liabilities for loss contingencies based primarily on negotiations with certain governmental agencies related to the Security Incident that we believed we could reasonably estimate in accordance with our loss contingency procedures described in Note 8. In connection with the settlement of the multi-state Attorneys General investigation (as discussed in Note 8 and Note 12), we expect pay $49.5 million during the fourth quarter of 2023.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of September 30, 2023 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
Investing Cash Flow
Net cash used in investing activities of $49.2 million decreased by $18.6 million during the nine months ended September 30, 2023, when compared to the same period in 2022.
During the nine months ended September 2022, we received net cash of $6.4 million related to our disposition of Blackbaud FIMS™ and DonorCentral® NXT.

44	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)
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
During the nine months ended September 30, 2023, we used $44.7 million for software and content development costs, which was up $1.9 million from cash spent during the same period in 2022. We also spent $4.2 million of cash for purchases of property and equipment during the nine months ended September 30, 2023, which was a decrease of $6.3 million when compared to the same period in 2022.
Financing Cash Flow
During the nine months ended September 30, 2023, we had a net decrease in borrowings of $118.2 million.
We paid $35.6 million to satisfy tax obligations of employees upon settlement of equity awards during the nine months ended September 30, 2023 compared to $36.1 million during the same period in 2022. The amount of taxes paid by us on behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter.
During the nine months ended September 30, 2023, cash flow from financing activities associated with changes in restricted cash due to customers decreased $339.7 million, compared to a decrease of $243.1 million during the same period in 2022. This line in the statement of cash flows represents the change in the amount of restricted cash held and payable by us to customers from one period to the next.
Stock repurchase program
In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date. Under the stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. During the three and nine months ended September 30, 2023, we did not purchase any shares. The remaining amount available to purchase stock under the stock repurchase program was $250.0 million as of September 30, 2023. We currently expect to resume stock repurchases during the fourth quarter of 2023.
2020 Credit Facility
Historically, we have drawn on our credit facility from time to time to help us meet financial needs, primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At September 30, 2023, our available borrowing capacity under the 2020 Credit Facility was $425.7 million. The 2020 Credit Facility matures in October 2025.
At September 30, 2023, the carrying amount of our debt under the 2020 Credit Facility was $683.2 million. Our average daily borrowings during the three and nine months ended September 30, 2023 were $727.8 million and $785.5 million, respectively.
The following is a summary of the financial covenants under the 2020 Credit Facility:

Financial covenant	Requirement	Ratio as of September 30, 2023
Net leverage ratio(1)	≤ 4.00 to 1.00	2.11 to 1.00
Interest coverage ratio	≥ 2.50 to 1.00	8.24 to 1.00
(1)Under the terms of the 2020 Credit Facility, the Net Leverage Ratio requirement may be increased by up to 0.50 provided we satisfy certain requirements, including a permitted business acquisition, and provided that the maximum Net Leverage Ratio shall not exceed 4.25 to 1.00.

Third Quarter 2023 Form 10-Q	45

Blackbaud, Inc.
(Unaudited)
Under the 2020 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2020 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2020 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At September 30, 2023, we were in compliance with our debt covenants under the 2020 Credit Facility. See Note 6 to our unaudited, condensed consolidated financial statements in this report for additional information regarding the 2020 Credit Facility.
Commitments and Contingencies

	Payments due by period
(in millions)	Less than 1 year	More than 1 year	Total(1)
Recorded contractual obligations:
Debt	$19.2	$725.2	$744.4
Operating leases	8.8	49.0	57.8
Contingent consideration	—	1.4	1.4
Unrecorded contractual obligations:
Purchase obligations	85.8	187.6	273.3
Interest payments on debt	23.8	77.8	101.6
Total contractual obligations(1)	$137.5	$1,040.9	$1,178.4
(1)The individual amounts may not sum to the total due to rounding.
Debt
As of September 30, 2023, we had total remaining principal payments of $744.4 million. These payments represent principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2020 Credit Facility, our real estate loans and our other debt at September 30, 2023 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the revolving credit loans under the 2020 Credit Facility for the purposes of determining minimum commitment amounts. See Note 6 to our unaudited, condensed consolidated financial statements in this report for more information.
Interest payments on debt
In addition to principal payments, as of September 30, 2023, we expect to pay interest expense over the life of our debt obligations of approximately $101.6 million. These payments represent our estimated future interest payments on debt using our debt balances and the related weighted average effective interest rates as of September 30, 2023, which includes the effect of interest rate swap agreements. The actual interest expense recognized in our unaudited, condensed consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions on our remaining principal payments described above.
Operating leases
As of September 30, 2023, we had remaining operating lease payments of $57.8 million. These payments have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements or the amount representing imputed interest of $9.2 million. Our operating leases are generally for corporate offices, subleased offices and certain equipment and furniture. Given our remote-first workforce strategy and real estate footprint optimization efforts, as discussed above, we do not anticipate entering any new, material operating leases for offices for the foreseeable future. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information.

46	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Purchase obligations
As of September 30, 2023, we had remaining purchase obligations of $273.3 million. These purchase obligations are for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. Our purchase obligations are not recorded as liabilities on our unaudited, condensed consolidated balance sheets as of September 30, 2023, as we had not received the related services. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information.
The total liability for uncertain tax positions as of September 30, 2023 was $3.4 million. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of September 30, 2023.
In connection with the settlement of the multi-state Attorneys General investigation relating to the Security Incident, as discussed in Note 12 to our unaudited, condensed consolidated financial statements in this report, we have agreed to implement and improve certain of our cybersecurity programs and tools through October 2030. The currently anticipated costs in connection with these efforts are expected to be expensed as incurred.
Contingent consideration
In connection with our acquisition of Kilter in August 2022, we may be required to pay up to a maximum of $3.0 million in additional cash consideration if, during the two-year period commencing January 1, 2023, Kilter meets certain application participation targets. As of September 30, 2023, a liability for the contingent consideration is recorded at its current estimated fair value of $1.4 million in other liabilities on our unaudited, condensed consolidated balance sheets.

Foreign Currency Exchange Rates
Approximately 15% of our total revenue for the nine months ended September 30, 2023 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive income as a component of stockholders’ equity, was a loss of $14.5 million as of September 30, 2023 and a loss of $14.9 million as of December 31, 2022. We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds into U.S. dollars.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the nine months ended September 30, 2023, foreign translation resulted in a decrease in our revenues and an immaterial increase in our expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the nine months ended September 30, 2023, the fluctuation in foreign currency exchange rates reduced our total revenue by $1.7 million and increased our income from operations by an insignificant amount. We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian dollar against changes in the exchange rate with the U.S. dollar. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

Third Quarter 2023 Form 10-Q	47

Blackbaud, Inc.
(Unaudited)

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2023 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Our interest rate exposure includes SOFR rates. Because the Financial Conduct Authority in the U.K. previously stated that it would phase out all tenors of LIBOR by June 2023, we modified our financial contracts that were indexed to LIBOR to reference SOFR during 2022. These modifications did not have a significant financial impact. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of September 30, 2023, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2022 and September 30, 2023.

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

48	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended September 30, 2023 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Third Quarter 2023 Form 10-Q	49

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

Strategic Risks
We are incorporating generative artificial intelligence, or AI, into certain of our products and services. This technology is new and developing, and while we aim to adopt known best practices, it may result in operational, financial and reputational harm and other adverse consequences to our business.
We are implementing AI features in certain of our products and services. The technologies underpinning these features are in the early stages of commercial use and exist in an emerging regulatory environment, which presents regulatory, litigation, ethical, reputational, operational and financial risks. Many U.S. and international governmental bodies and regulators have proposed, or are in the process of developing, new regulations related to the use of AI and machine learning technologies. The final form of these may impose obligations related to our development, offering and use of AI technologies and expose us to increased risk of regulatory enforcement and litigation. We also expect that many of our generative AI features will include the processing of personal data and may be subject to laws, policies, legal obligations and codes of conduct related to privacy and data protection. There is uncertainty about the extent to which privacy and data protection laws apply to AI technologies, and any delay in addressing privacy or data protection concerns relating to our AI features may result in liability or regulatory investigations and fines, as well as harm to our sales and reputation. In addition, issues relating to intellectual property rights in AI-generated content have not been fully addressed by the courts, laws or regulations. Accordingly, the implementation of generative AI technologies into our products and services may result in exposure to claims related to copyright infringement or other intellectual property misappropriation.
Furthermore, many of our AI features may rely on third-party service providers. As such, any improper processing of personal data by these service providers could harm our reputation, business or customers, or expose us to legal liability. Any disruption or failure in our AI systems or infrastructure could result in delays or errors in our operations, which could harm our business and financial results.
Our generative AI features may also generate output that is misleading, insecure, inaccurate, harmful or otherwise flawed, which may harm our reputation, business or customers, or expose us to legal liability. Also, some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their purported or actual impact on human rights, privacy, employment or other social issues, we may experience reputational harm.
New and emerging AI technologies may require additional investment in the development and maintenance of various models, approaches and processes, as well as development of protections and safeguards for the use of AI technologies, which may be expensive and could impact our financial results if we decide to further expand generative AI into our products and services. Likewise, the use of AI involves significant technical complexity and requires specialized expertise. The success of any enhancement or new product depends on many factors, including its relevance to our customers, timely implementation and market acceptance. If our enhanced products and services do not achieve widespread market adoption or there is a reduction in demand due to a lack of customer acceptance, technology challenges, strengthening competition, weakening economic conditions, or security or privacy concerns, our business could be harmed and our financial results could be adversely affected.

50	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
Although we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise.

Operational Risks
The Security Incident has had, and may continue to have, numerous adverse effects on our business, results of operations, financial condition and cash flows.
As previously disclosed, on July 16, 2020, we contacted certain customers to inform them about the Security Incident, including that in May 2020 we discovered and stopped a ransomware attack. Prior to our successfully preventing the cybercriminal from blocking our system access and fully encrypting files, and ultimately expelling them from our system with no significant disruption to our operations, the cybercriminal removed a copy of a subset of data from our self-hosted environment that affected over 13,000 customers. Based on the nature of the incident, our research and third party (including law enforcement) investigation we believe that no data went beyond the cybercriminal, was or will be misused, or will be disseminated or otherwise made available publicly. However, our investigation into the Security Incident remains ongoing and may provide additional information.
To date, we have received approximately 260 customer reimbursement requests and approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident. We have also received notices of proposed claims on behalf of a number of U.K. data subjects, which we are reviewing. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us, and certain insurance companies have filed subrogation claims in court. Customer and insurer subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. In addition, presently, we are a defendant in putative consumer class action cases in U.S. federal courts (most of which have been consolidated under multi district litigation to a single federal court) and in Canadian courts alleging harm from the Security Incident. The plaintiffs in these cases, who generally purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. We have received a Civil Investigative Demand from the office of the California Attorney General relating to the Security Incident. In addition, we are subject to pending governmental actions or investigations by the U.S. Federal Trade Commission, the U.S. Department of Health and Human Services, the Office of the Australian Information Commissioner and the Office of the Privacy Commissioner of Canada.
On October 5, 2023, the Company reached a settlement with each of 49 state Attorneys General and the District of Columbia in connection with the Security Incident. This settlement fully resolves the previously disclosed multi-state Civil Investigative Demand and the separate Civil Investigative Demand from the Office of the Indiana Attorney General relating to the Security Incident, which is further described in the substantially similar Administrative Orders filed in each of the 49 states and the District of Columbia.
Under the terms of the Administrative Orders, we have agreed: (i) to comply with state consumer protection laws, data breach notification laws, and HIPAA; (ii) not to make misleading misrepresentations to our customers or the individuals whose data is stored by us concerning (a) the extent to which we protect the privacy, security, confidentiality, or integrity of certain data, (b) the likelihood that data impacted by a security incident may be subject to unauthorized access, disclosure, or other misuse, or (c) the data breach notification requirements; and (iii) to implement and improve certain cybersecurity programs and tools.
As part of the Administrative Orders, we also agreed to pay a total of $49.5 million to the 49 states and District of Columbia. We expect to pay the full settlement amount to each state and the District of Columbia during the fourth quarter of 2023 from our existing liquidity. This amount was fully accrued as a contingent liability in our financial statements as of June 30, 2023. We entered into the Administrative Orders without admitting fault of liability in connection with the matters subject to the Multistate Investigation. The form of Administrative Order was furnished as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023.

Third Quarter 2023 Form 10-Q	51

Blackbaud, Inc.
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
See Note 8 to our unaudited, condensed consolidated financial statements in this report for a more detailed description of the Security Incident and related matters.
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
Significant management time and Company resources have been, and are expected to continue to be, devoted to the Security Incident. For example, for the three and nine months ended September 30, 2023, we incurred net pre-tax expenses of $4.1 million and $48.6 million, respectively, related to the Security Incident, which included $4.1 million and $18.6 million, respectively, for ongoing legal fees and additional accruals for loss contingencies of $0.0 million and $30.0 million, respectively. During the nine months ended September 30, 2023, we had net cash outlays of $23.1 million related to the Security Incident, which included ongoing legal fees and the $3.0 million civil penalty paid during the first quarter of 2023 related to the SEC settlement (as discussed in Note 8). For full year 2023, we currently expect net pre-tax expense of approximately $20.0 million to $30.0 million and net cash outlays of approximately $25.0 million to $35.0 million for ongoing legal fees related to the Security Incident. Although we carry insurance against certain losses related to the Security Incident, we exceeded the limit of that insurance coverage in the first quarter of 2022. As a result, we will be responsible for all expenses or other losses (including penalties, fines or other judgments) or all types of claims that may arise in connection with the Security Incident, which could materially and adversely affect our liquidity and results of operations. (See Note 8 to our unaudited, condensed consolidated financial statements in this report.) If any such fines or penalties were great enough that we could not pay them through funds generated from operating activities and/or cause a default under the 2020 Credit Facility, we may be forced to renegotiate or obtain a waiver under the 2020 Credit Facility and/or seek additional debt or equity financing. Such renegotiation or financing may not be available on acceptable terms, or at all. In these circumstances, if we were unable to obtain sufficient financing, we may not be able to meet our obligations as they come due.
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

52	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.

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
Stockholder Rights Agreement. On October 7, 2022, the Company declared a dividend of one preferred share purchase right for each of the Company’s issued and outstanding shares of Common Stock. The description and terms of these Rights are set forth in the Rights Agreement by and between the Company and American Stock Transfer & Trust Company, LLC. Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from us one one-thousandth of a share of the Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) at a price of $313.00, subject to certain adjustments (as adjusted from time to time, the “Exercise Price”). Under the Rights Agreement, the Rights will become exercisable if an entity, person or group acquires beneficial ownership of 20% or more of the outstanding Common Stock in a transaction not approved by the Board of Directors. In the event that the Rights become exercisable due to the ownership threshold being crossed, each Right will entitle its holder (other than the person, entity or group triggering the Rights Plan, whose rights will become void and will not be exercisable) to purchase additional shares of Common Stock having a then-current market value of twice the Exercise Price, which would likely make any takeover or change of control attempt by such entity, person or group prohibitively expensive. Subject to the terms of the Rights Agreement, the Rights were scheduled to expire on October 2, 2023. On October 2, 2023, the Company amended the Rights Agreement to extend the final expiration date from October 2, 2023 to October 2, 2024. The Company expects to submit the Amendment to the Company’s stockholders for ratification at the Company’s 2024 annual meeting of stockholders. Additional

Third Quarter 2023 Form 10-Q	53

Blackbaud, Inc.
information regarding the Amendment, including a copy of the Amendment, is contained in the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2023.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended September 30, 2023 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, July 1, 2023				$250,000
July 1, 2023 through July 31, 2023	—	$—	—	250,000
August 1, 2023 through August 31, 2023	25,710	73.16	—	250,000
September 1, 2023 through September 30, 2023	—	—	—	250,000
Total	25,710	$73.16	—	$250,000
(1)Includes 25,710 shares in August withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program to authorize us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date.
ITEM 5. OTHER INFORMATION

Trading Arrangements Adopted or Terminated
During the three months ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities.

54	Third Quarter 2023 Form 10-Q

Blackbaud, Inc.
ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
4.1	Amendment to Stockholder Rights Agreement, dated as of October 2, 2023, between Blackbaud, Inc. and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC), as Rights Agent.		8-K	4.2	10/02/2023
10.1	Amended and Restated Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan		DEF 14A	Appendix B	4/25/2023
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

Third Quarter 2023 Form 10-Q	55

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	November 1, 2023	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2023	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

56	Third Quarter 2023 Form 10-Q