Form 10-K
period 2023-12-31
BLACKBAUD INC
filed 2024-02-21
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2023 (based on the closing sale price of $71.18 on that date) was approximately $2,292,286,984. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of February 14, 2024 was 53,475,414.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2024 Annual Meeting of Stockholders currently scheduled to be held June 12, 2024 are incorporated by reference into Part III hereof. Such definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2023.

2023 Form 10-K	1

Blackbaud, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the documents incorporated herein by reference, contains forward-looking statements that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These "forward-looking statements" are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build and grow our business, our operating results, our ability to successfully integrate developed and acquired businesses and technologies, including generative artificial intelligence ("AI"), the effect of our stock repurchase program, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock-based compensation, the sufficiency of our capital resources, our ability to meet our ongoing debt and obligations as they become due, cybersecurity and data protection risks and related liabilities, and current or potential legal proceedings involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “believes,” “seeks,” “expects,” “may,” “might,” “should,” “intends,” “could,” “would,” “likely,” “will,” “targets,” “plans,” “anticipates,” “aims,” “projects,” “estimates,” or any variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Accordingly, they should not be viewed as assurances of future performance, and actual results may differ materially and adversely from those expressed in any forward-looking statements.
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

2	2023 Form 10-K

Blackbaud, Inc.

PART I.
ITEM 1. BUSINESS

Description of Business
We are the leading software provider exclusively dedicated to powering social impact. Serving the nonprofit and education sectors, companies committed to social responsibility and individual change makers, our essential software is built to accelerate impact in fundraising, nonprofit financial management, digital giving, grantmaking, corporate social responsibility and education management. Blackbaud brings over four decades of leadership to this sector: since originally incorporating in New York in 1982 and later reincorporating as a South Carolina corporation in 1991 and as a Delaware corporation in 2004. Millions of people across more than 100 countries connect, give, learn and engage through Blackbaud platforms. During 2023, we had nearly 100,000 customers that paid Blackbaud through transactional fees and more than 40,000 customers with contractual billing arrangements. We are deeply proud to play a part in our customers’ success in their missions to provide healthcare and cure diseases, advance education, preserve and share arts and culture, protect the environment, support those in need and much more.

Market Overview
The social impact market is significant, spanning far beyond philanthropy, and our addressable market is substantial and growing
There are millions of organizations globally focused on social impact including nonprofits, foundations, education institutions and healthcare organizations. In the corporate sector, demonstrating positive social impact has become a business imperative. Countless individuals also engage in social impact by donating funds, volunteering their time, advocating for a cause, receiving services from or otherwise engaging with social impact organizations.
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
The nonprofit industry faces particular operational challenges
Nonprofit organizations — and any other entity that includes fundraising as a revenue source, including education institutions, healthcare organizations and houses of worship — must efficiently:
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

2023 Form 10-K	3

Blackbaud, Inc.
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
Execute on our Five Key Operational Initiatives
In early 2023, we outlined five key operational initiatives targeted to drive innovation, bookings growth, revenue expansion and lower costs. During 2023, we have executed on these key initiatives.
1.Product Innovation and Delivery
Product is core at Blackbaud, and we strive to bring increased value to our customers with improved and innovative capabilities. We have recently announced or released a number of product enhancements as well as new solutions that enable our customers to better deliver on their missions. Some examples include:
•Optimized Online Donation Capabilities: New online donation capabilities that fully integrate with Blackbaud’s payment processing and CRM software and enable customers to raise more money while reducing processing costs. We recently began an early adopter program for the new donation capabilities with a small sample of RE NXT customers across charity, education, and arts and cultural organizations. We expect to make them generally available in the first half of 2024.
•Prospect Insights Pro for Raiser’s Edge NXT®: New add-on capability within Raiser’s Edge NXT® that gives fundraisers access to AI-driven insights to support planned and major gift fundraising
•Impact EdgeTM: A first-of-its-kind AI-powered, social impact reporting and storytelling solution for corporate social responsibility (CSR) and social impact teams of all sizes. This new solution is currently in an early adopter program with our planned full roll out in the second half of 2024.
•JustGiving Storywriter: With new generative AI capabilities, fundraisers on JustGiving are able to quickly and easily create personal stories to share with their networks. Company research has shown that JustGiving pages that include a clear and personal story raise approximately 65% more than those that do not.
•Good MoveTM: New development transformed the Good Move activity-tracking mobile app into a powerful mobile participant center for Blackbaud TeamRaiser® peer-to-peer fundraising events. The new expansive feature for Blackbaud TeamRaiser® became generally available in the U.S. and Canada in March 2023.

4	2023 Form 10-K

Blackbaud, Inc.
•Intelligence for Good®: In summer 2023, we launched next generation Intelligence for Good® strategy with an extensive agenda of initiatives and investments targeted at making artificial intelligence more accessible, powerful and responsible across the social impact sector
2.Bookings Growth and Acceleration
We maintain a keen focus on accelerating bookings growth by signing new logos as well as upselling and cross-selling our existing customer base. Our sales team is split between prospect account executives dedicated to prospecting for new clients and customer account executives who focus on selling additional products to current customers. Given the breadth of our product portfolio, this “land and expand” model has proven successful for us over time. As previously disclosed, there can be volatility quarter-to-quarter on bookings.
3.Transactional Revenue Optimization and Expansion
Transactional revenue, which is about one-third of total revenue, is comprised of four primary components: donation processing (~55% of total transactional revenue); consumer giving (~20%); tuition management (~20%); and event-based usage (~5%). The diversity of the underlying transaction volumes from these four sources has resulted in consistent transactional recurring revenue growth in the mid-to-high single digits over the past several years. Strong momentum in consumer giving and tuition management, rate increases on Blackbaud Merchant Services, and increased donations tied to global events drove continued solid transactional recurring revenue growth in 2023. Going forward we will continue to implement additional payments solutions optimization to drive enhanced donor experience.
4.Modernized Approach to Pricing and Multi-Year Contracts
Last summer, we put in place an updated pricing policy primarily for our social sector customers that directly reflects the value we provide to them, is in-line with the broader market and reflects the inflationary pressures that all businesses are facing. In November 2022, we started notifying customers with a March 2023 contract renewal that we would be making important contract changes. First, we are offering 3-year contract renewal terms as our standard, replacing one-year renewal terms. This process was already being implemented outside of the pricing changes. Second, we are implementing a more significant rate increase on the 1-year renewal option versus the 3-year renewal option. And third, the 3-year renewal option includes embedded annual rate increases. Our 3-year renewal options did not historically include annual rate increases.
We have now completed the 2023 renewal cohort, which represented approximately 35% of the total contractual revenue eligible for this program. Approximately another 30% of the renewable base is up for renewal in 2024, another 25% in 2025, and the remaining 10% in the beginning of 2026. The close day-to-day management of renewals, the mix of 3-year and 1-year contracts, and the impact of pricing are progressing well, and we expect more impact from the compounding effect of these rate increases over time as we layer in future year contract renewals and annual rate increases. Additionally, the adoption of 3-year renewals as a standard, with more customers opting for this option than we originally expected, are expected to have an added benefit of higher retention which provides greater revenue assurance and predictability. Looking even further ahead, the cycle starts fresh in 2026 as the 2023 signed contracts will begin to renew. We expect that this will be a sustainable and meaningful revenue growth stream for us.
5.Keen Attention to Cost Management
Cost management initiatives already completed drove a significant improvement in profitability during 2023. These initiatives included:
•A reduction in headcount from approximately 3,600 in the third quarter of 2022 to approximately 3,000 as of December 31, 2023
•Continued IT consolidation as we migrate customers from legacy private data centers to leading public cloud service providers. We closed four legacy data centers during 2022 and two in 2023.
•Renegotiated key vendor contracts including Microsoft Azure and AWS
•Reduced our real estate footprint as part of the shift to a remote first workforce

2023 Form 10-K	5

Blackbaud, Inc.
Going forward, our goal is to run the business at about this headcount level for the foreseeable future, while continuing to drive efficiencies in other areas of the business.
Delight Our Customers
We intend to make our customers' experience with us effective, efficient and satisfying from their initial interest in our solutions and services through their decision to purchase, engage with customer support and implement and use our solutions. We continue to focus on initiatives aimed at improving the consistency and quality of user experience across our offerings. We also continue to evolve the way we package and sell our offerings to provide high quality and value combined with flexibility to meet the unique needs of our existing and prospective customers. In addition, we are continuing to integrate value-adding capabilities such as payment services, analytics and business intelligence into our suite of solutions to better address our customers' needs to raise more revenue with comprehensive offerings. We will continue to focus on providing the highest level of solution support, enhancing our existing solutions, extending our solutions through open APIs and developing new solutions and services designed to help our customers be more effective and achieve their missions.
Attract and Retain Top Talent and Actively Engage Employee Base
Our employees are energized by our opportunity to fuel social impact. Collaboration, innovation, authentic passion for the customers we serve and high standards are core to our culture and help to enable the great work we do. We strive to hire, develop and retain the best employees and provide a supportive and inclusive environment where their talents and potential are realized. In 2021, we formally adopted a "Remote First" model as a company, which supports Blackbaud's goal to attract top talent globally. For additional information, see “Human Capital Resources” below.
Drive Strength in Our Sector as an Industry Thought Leader
In our over 40 years of operation, we have gained significant insight into the overall market and industry segments in which we operate. We produce a wide range of thought leadership resources, including blogs, webinars and white papers, which provide insights and guidance to the social impact community. We also participate in and convene industry forums, where we exchange views and engage with industry and government leaders. Our annual user conference, bbcon®, serves in part as a forum to offer thought leadership to our customers, as do other market-specific user conferences, events and customer gatherings. The Blackbaud Institute is a research lab that leverages Blackbaud's unique data resources, along with original research, to drive insight that accelerates the impact of the social impact community. The research and reports the Blackbaud Institute produces serve to strengthen the social impact community as a whole. ENGAGE, our blog and podcast, provides free best practices resources that drive impact across the social impact community, as well.
The Blackbaud Social Good Startup Program is a year-long accelerator designed to support innovative startups with the potential to drive social impact. In alignment with our commitment to diversity in the tech community, we emphasize supporting founders from underrepresented backgrounds.

Solutions and Services
We build software for our customers' essential business operations to free them to focus on what matters most: delivering impact. With powerful data intelligence and expertise inside, and an ever-growing network of partners and developers outside, our software is the foundational infrastructure that expands what is possible for anyone dedicated to purpose-driven work.
We augment our software with a range of payment processing, analytic and business intelligence services, consulting, training and professional services, as well as maintenance and technical support. The Blackbaud portfolio is delivered primarily through cloud solutions tailored to the unique needs of nonprofits and foundations, educational institutions, individual change makers and corporate social impact programs built specifically for fundraising and relationship management, marketing and engagement, financial management, grant and award management, education management, ticketing, social responsibility, payment services and analytics.

6	2023 Form 10-K

Blackbaud, Inc.
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
Blackbaud CRM™ is a comprehensive, configurable fundraising and relationship management solution. It is our lead offering for enterprise-level organizations seeking a powerful, yet adaptable solution for fundraising, marketing and program management across the engagement lifecycle, specializing in supporting sophisticated major giving, membership and high-volume direct marketing programs. Blackbaud CRM helps organizations build deeper and more personalized relationships with constituents, build their brands through online engagement and multichannel communication tools, and more effectively fundraise, leveraging campaign management, business intelligence and analytics. Blackbaud CRM can be sold as an integrated solution with our enterprise online solutions to enable multi-channel marketing, online engagement and event fundraising.
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
Blackbaud TeamRaiser® is the industry’s most comprehensive cloud solution designed specifically for peer-to-peer event fundraising. Powering thousands of major events each year, TeamRaiser allows nonprofits’ supporters to create personal or team fundraising web pages and send email donation appeals in support of events such as walks, runs and rides.
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

2023 Form 10-K	7

Blackbaud, Inc.
Financial Management
Blackbaud Financial Edge NXT® is the first-of-its-kind cloud accounting solution for nonprofits that is intuitive, fully integrated, and built the way nonprofits need it. Blackbaud Financial Edge NXT is advanced technology with powerful reporting tools to help accounting teams drive transparency, stewardship, and compliance while enabling them to seamlessly manage transactions and eliminate manual processes. It seamlessly integrates with Raiser's Edge NXT to simplify gift entry processing and relates information from both systems in an informative manner to eliminate redundant tasks and manual processes. Financial Edge NXT provides nonprofit organizations with the means to help manage fiscal and fiduciary responsibility, enabling them to be more accountable to their constituents.
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
Blackbaud Billing Management™ makes it easy for school administrators to manage tuition and billing processes and for parents to manage their payments to the school. It gives families flexible payment options, provides the school visibility into payments and billing with metrics for supporting cash flow, one view of financial performance, 24/7 bill access on all devices, and removes manual processes from admissions to finance and merchant services.
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

8	2023 Form 10-K

Blackbaud, Inc.
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
EVERFI® from Blackbaud® delivers educational content that transforms what is possible for learners while enabling companies to achieve their social impact and business goals. EVERFI’s robust library of courses connect students with real-world skills to navigate life’s most important challenges, from financial capability to mental wellness — all made possible through the generous support of brands that believe in the lasting results of community investment. Trusted by educators at over 25,000 K-12 schools, EVERFI’s curriculum reaches over 7 million students a year. Thousands of the world’s leading brands have engaged with their communities and achieved their social impact goals by sponsoring EVERFI’s trusted courses to empower students with the knowledge they need to succeed in life.
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
Blackbaud’s Intelligence for Good® is our comprehensive strategy to deliver artificial intelligence that is accessible, powerful and responsible. Our artificial intelligence capabilities enable social impact organizations to transform data into insights and outcomes.
Blackbaud's data intelligence solutions and services use data science and AI to turn customer data into valuable insights that inform decision-making and help them achieve their goals efficiently. Blackbaud's data intelligence portfolio consists of three key outcome areas:
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
Insights inform strategic decision-making and actions that increase efficiency and drive successful outcomes. Insights are extracted by combining customer data with licensed and proprietary data before leveraging advanced AI capabilities and expertise from Blackbaud’s dedicated team of data scientists. Examples of constituent insights include: predictive modeling that indicates the likelihood and capacity of a constituent making a gift, wealth screening software that uses publicly available records to build detailed wealth profiles of constituents and persona cluster segmentation that groups constituents based on shared traits with guidance for optimizing messaging to each group.

2023 Form 10-K	9

Blackbaud, Inc.
Performance solutions help customers to assess their fundraising performance across donor segments, benchmark themselves against peer organizations and understand industry trends. These solutions provide a holistic view of donor performance that goes beyond standard campaign-based reporting, with key performance indicators related to acquisition, upgrading, retention and reactivation. Customers use our performance solutions to identify areas of weakness and opportunities for improvement, track the donor impact of strategic initiatives, understand and respond to industry trends, set realistic benchmarks and fundraising goals and maintain a consistent reporting methodology to assess growth over time.
Customer Success
Our Customer Success organization is responsible for ensuring our customers achieve their desired outcomes through Blackbaud solutions, starting at onboarding and continuing through the customer lifecycle. Our Customer Success team develops and fosters relationships within all levels of the customer organization to build more demonstrated value in our solutions and services, while helping customers achieve their desired outcomes. Our customer success resources work to proactively communicate to drive overall satisfaction and retention of our customers' business. They work to collect and analyze actionable information, whether that is through direct customer relationships or through aggregated analytics that drives future one-to-one or one-to-many interactions. Their goal is to partner with customers to ensure that they are fully engaged and have an advocate within Blackbaud who works to meet their needs. Customer success resources bring industry knowledge and expertise to the customer relationship and strive to help our customers achieve positive growth and outcomes.
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

10	2023 Form 10-K

Blackbaud, Inc.

Customers
Millions of people across more than 100 countries connect, give, learn and engage through Blackbaud platforms. During 2023, we had nearly 100,000 customers that paid Blackbaud through transactional fees and more than 40,000 customers with contractual billing arrangements. Our largest single customer accounted for less than 1% of our 2023 consolidated revenue.

Sales and Marketing
Most of our solutions and related services are sold through our direct sales force. Our direct sales force is complemented by a team of sales development representatives responsible for sales lead generation and qualification. In addition, lead generation is supplemented by our customer success organization via employee-generated sales leads. These sales and customer success professionals are primarily located throughout the United States, the U.K., Canada and Australia. As of December 31, 2023, we had approximately 250 direct sales employees.
Our marketing organization, which includes brand, digital, content, product, event and demand generation marketing and corporate communications, develops and launches multi-channel campaigns designed to create brand recognition and market awareness for our solutions and services.
Our digital demand generation motion focuses on targeted account-based marketing plays, as well as intent-based programs including paid search, retargeting, social and content syndication programs. We supplement the digital motion with our annual user conference, bbcon® (which was held in November 2023 in-person for the first time since the pandemic), select participation at virtual and in-person third-party trade shows, technical conferences, and technology seminars. We also target publication of our thought leadership content and position our subject matter experts in industry journals and publications. We have a large base of loyal customers and strategic partners that provide references and recommendations often featured in our advertising and promotional activities.

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

2023 Form 10-K	11

Blackbaud, Inc.
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
•General business software vendors, such as Microsoft, Oracle and Salesforce.com, compete with us in certain areas of our business. While there is a growing trend toward social investment that is prompting philanthropic solutions from these general business vendors, most do not have a complete nonprofit specific focus and, therefore, do not offer, or to our knowledge do not intend to offer, nonprofit-specific versions. However, there is a subset of general business software competitors who have introduced nonprofit-specific versions of their products. These products generally do not satisfy the needs of nonprofits from end-to-end as they were not designed to support the specific needs of nonprofits during the original architecture, design, and requirements elicitation phases; therefore, we believe that because these products were not originally designed for nonprofits, they are not yet fully capable of meeting market needs without significant customization. The significant customization required to transform general business products into nonprofit solutions often requires the use of consultants to guide the implementation, without which, leave the adoption of general business software limited to very basic operations and simple needs. We believe our solutions compete successfully against general business software as a nonprofit’s needs grow more complex. As a result, we believe we can compete successfully to meet nonprofit-specific requirements, often integrating with general business platforms used for their more generalized operations.
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
Less frequently, we compete with providers of traditional, non-automated fundraising service providers, including parties providing services in support of traditional direct mail or email campaigns, special events fundraising, peer-to-peer, telemarketing and personal solicitations. We believe we compete successfully against these traditional fundraising service providers, primarily because our solutions and services are more automated, more robust, more tailored to the needs of nonprofit organizations and more efficient.

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

12	2023 Form 10-K

Blackbaud, Inc.

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

Human Capital Resources
As of December 31, 2023, we had approximately 3,000 employees, none of whom are represented by unions or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are strong.
We benefit from an engaged and driven employee base motivated to join the Company by our work to support organizations and individuals driving social impact. Our purpose attracts and retains talented, competitive applicants, with approximately 90% of employees citing the fact that Blackbaud operates in a socially responsible manner is important to them. This differentiator not only builds strong employee engagement, but also helps us provide a higher level of service to our customers. With over 70% of employees volunteering with nonprofits annually and one in seven serving on a nonprofit board or committee, our direct experience enables our teams to better serve our customer base.
Blackbaud also attracts and promotes talented employees through effective and targeted recruiting strategies. In 2020, Blackbaud announced the launch of a temporary workforce strategy, allowing employees to work from home or other geographic locations within the country to further support their overall well-being during the COVID-19 pandemic. In 2021, we formally rolled out our Remote First Work-strategy as a company which expanded our pool of qualified applicants for roles and internal career progression and enabled Blackbaud's goal to attract and develop talent globally.
Employee engagement is a focus at Blackbaud, and we continually work to understand what matters and to make our workplace better to attract, develop, and retain talent. Every manager at Blackbaud is required to take a multi-course "Engagement Labs" training designed to equip them with the practical skills to ensure their teams are highly engaged. We assess and measure progress on engagement and growth opportunities at the individual level through quarterly check-ins focused on impact and learnings, as well as through a global career framework that guides employee progression on both management and individual contributor career paths. We also assess engagement on the team and company level through regular employee surveys as well as "Ask Anything" sessions with senior leaders and dedicated Q&A sessions during our global, company-wide Connect and Engage meetings. We enable employees to have opportunities for career development through on-demand and company-led trainings in our Learning Management System platform: DevelopU.
Our compensation framework is designed so that employees are compensated equitably and competitively, including through base salary, variable pay, equity award opportunities and comprehensive benefit offerings. We also seek to support the whole person, through increased benefits and focus on overall well-being.
Ultimately, we believe that Blackbaud is an excellent place to work because we are energized by our opportunity to fuel social impact and committed to running our business in a way that amplifies the difference we make in the world. We govern our business ethically and contribute to causes and communities that matter to our employees through corporate philanthropy. We pursue sustainability, and we work every day to ensure our workplace is supportive, inclusive and engaging.
We offer an array of philanthropy programs aimed at engaging our employees as agents of good, including matching gifts, competitive grants that honor noteworthy examples of volunteerism, employee-led grant committees, skills-based volunteerism initiatives, as well as science, technology, engineering and mathematics (STEM) focused community programs.
Our commitment to inclusion and sustainability supports our efforts to attract, develop and retain a high-performing employee base. In 2023, we brought together the talent acquisition team with Inclusion and Corporate Social Responsibility teams under one leader within People and Culture. The company believes that it is essential to foster inclusion from the moment a candidate considers Blackbaud. This alignment continues our focus to amplify and accelerate the significant initiatives already in place at Blackbaud, including: a focus on allyship, mentoring and affinity groups. We have 11 employee-led affinity groups, including, but not limited to those that represent veterans, LGBTQ+, women in technology, women in sales, Black employees, those interested in sustainability and those with a disability.

2023 Form 10-K	13

Blackbaud, Inc.
We believe we have a responsibility to act in the fight against climate change—it is both the right thing to do and necessary to ensure the future stability of our business and customers. For these reasons, Blackbaud takes proactive measures to protect the environment, both in our internal sustainable business practices and our external engagements. As we did in 2021 and 2022, in 2023 we plan to achieve carbon neutrality across our business operations. We are committed to our continued efforts to reduce our emissions footprint and provide transparent annual social responsibility and sustainability reporting.
Blackbaud was recognized by Newsweek as one of America's Most Responsible Companies 2024, Built In's Best Places to Work, Forbes' list of America's Best Employers 2023 and won Governance Team of the Year for small to mid-cap companies in Governance Intelligence's annual Corporate Governance Awards.
Additional information related to our human capital strategy can be found in our 2022 ESG Report which is available on the Corporate Social Responsibility section of our website. Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Information About Our Executive Officers
The following table sets forth information concerning our executive officers as of February 15, 2024:

Name	Age	Title
Michael P. Gianoni	63	Chief Executive Officer, President and Vice Chairman of the Board
Anthony W. Boor	61	Executive Vice President and Chief Financial Officer
David J. Benjamin	52	Executive Vice President and Chief Commercial Officer
Kevin P. Gregoire	56	Executive Vice President and Chief Operating Officer
Kevin R. McDearis	56	Executive Vice President and Chief Technology Officer
Jon W. Olson	60	Senior Vice President and General Counsel

14	2023 Form 10-K

Blackbaud, Inc.
Michael P. Gianoni joined us as Chief Executive Officer and President in January 2014 and was appointed Vice Chairman of the Board in January 2024. Prior to joining us, he served as Executive Vice President and Group President, Financial Institutions at Fiserv, Inc., a global technology provider serving the financial services industry, from January 2010 to December 2013. He joined Fiserv as President of its Investment Services division in December 2007. Mr. Gianoni was Executive Vice President and General Manager of CheckFree Investment Services, which provided investment management solutions to financial services organizations, from June 2006 until December 2007 when CheckFree was acquired by Fiserv. From May 1994 to November 2005, he served as Senior Vice President of DST Systems Inc., a global provider of technology-based service solutions. Mr. Gianoni is a member of the Board of Directors of Teradata Corporation, a publicly traded global big data analytics company, and has been Chairman of the Board since February 2020. Mr. Gianoni has served on several nonprofit boards across several segments, including relief organizations, hospitals and higher education. He currently is a board member of the International African American Museum and a member of the President's Advisory Group at the Medical University of South Carolina. He holds an AS in electrical engineering from Waterbury State Technical College, a BS with a business concentration from Charter Oak State College, and an MBA and an honorary Doctorate from the University of New Haven.
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
Kevin R. McDearis has served as our Executive Vice President and Chief Technology Officer since October 2016 and is responsible for the company’s global product and technology portfolio, including cybersecurity. He joined us in August 2014 as our Senior Vice President of Global Product Development. Prior to joining us, Mr. McDearis was the Chief Information Officer at Manhattan Associates, Inc., a technology leader in supply chain and omnichannel commerce, from August 2012 to July 2014. He was responsible for leading a global IT organization in strategy development, organization development, portfolio and project management, software and infrastructure engineering, service delivery and operations. Prior to that, Mr. McDearis served as Chief Technology Officer for the Enterprise Technology Group and other key leadership positions at Fiserv (formerly CheckFree), a global technology provider serving the financial services industry, from October 1996 to August 2012. Mr. McDearis serves on the Board of Directors for the USS Yorktown Foundation. He also served on the Board of Directors of the Technology Association of Georgia from 2011 to 2016 and as Vice Chairman of the Board in 2014. He holds a BS in Management from The Georgia Institute of Technology.

2023 Form 10-K	15

Blackbaud, Inc.
Jon W. Olson joined us as Senior Vice President and General Counsel in September 2008. Mr. Olson is responsible for Blackbaud's legal activities. Prior to joining us, he was an attorney with Alcatel-Lucent USA, the U.S. subsidiary of Alcatel-Lucent (now owned by Nokia Corporation) that designs, develops, and builds wireline, wireless, and converged communications networks, from July 1997 to September 2008. Prior to joining Alcatel-Lucent, Mr. Olson was employed in legal positions with MCI, Inc., a global business and residential communications company, from September 1996 to July 1997, and Unisys Corporation, a global information technology company, from July 1992 to September 1996. Mr. Olson is a member of the MUSC (Medical University of South Carolina) Hollings Cancer Center Advisory Board and is on the board of Charleston Jazz. He holds a BS from Georgetown University, a JD from Dickinson School of Law and an MBA from Seton Hall University.
ITEM 1A. RISK FACTORS
Our business operations face a number of risks. These risks should be read and considered with other information provided in this report.

Strategic Risks
Our failure to compete successfully, including through technology innovations or new and improved solutions, could cause our revenue or market share to decline.
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
In addition, the introduction of solutions encompassing new technologies can render existing solutions obsolete and unmarketable. As a result, our future success will depend, in part, upon our ability to continue to enhance existing solutions and develop and introduce in a timely manner or acquire new solutions that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. If we are unable to develop or acquire on a timely and cost-effective basis new software solutions or enhancements to existing solutions or if such new solutions or enhancements do not achieve market acceptance, we may be unable to compete successfully and our business, results of operations and financial condition may be materially adversely affected.
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

16	2023 Form 10-K

Blackbaud, Inc.
The market for software and services for the social impact community might not grow and the organizations in that community might not continue to adopt, or renew their subscriptions for, our solutions and services.
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
Furthermore, our subscription arrangements are generally for a term of three years at contract inception with three-year renewals thereafter. Our maintenance arrangement renewals are generally for a term of three years. As the end of the contract term approaches, we seek the renewal of the agreement with the customer. Historically, subscription and maintenance renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their subscriptions or maintenance arrangements with us on beneficial terms or at all, our business, operating results and financial condition could be harmed. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions and services and their ability to continue their operations and spending levels due to general economic conditions, extraordinary business interruptions, client-specific financial issues or otherwise.
We are incorporating generative artificial intelligence, or AI, technology into certain of our products and services. This technology is new and developing, and while we aim to adopt known best practices, it may result in operational, financial and reputational harm and other adverse consequences to our business.
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
Our generative AI technology features may also generate output that is misleading, insecure, inaccurate, harmful or otherwise flawed, which may harm our reputation, business or customers, or expose us to legal liability. Also, some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their purported or actual impact on human rights, privacy, employment or other social issues, we may experience reputational harm.
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

2023 Form 10-K	17

Blackbaud, Inc.
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
Increases in our international revenues denominated in foreign currencies subject us to fluctuations in foreign currency exchange rates. If we expand our international operations, exposures to gains and losses on foreign currency transactions may increase. (See Foreign Currency Exchange Rates on page 59 for more information regarding the impact of foreign currency exchange rates on our operations.)
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
•the imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, including those pertaining to export restrictions, privacy and data protection, trade and employment restrictions and intellectual protections; and
•general business disruptions caused by geopolitical situations and developments.
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
As part of our business strategy, we, from time to time, seek to grow our business through acquisitions of new or complementary businesses, technologies or products that we believe can improve our ability to compete in our existing customer markets or allow us to enter new markets. The potential risks associated with acquisitions and investment transactions include, but are not limited to:
•failure to realize anticipated returns on investment, cost savings and synergies;
•difficulty in assimilating the operations, policies and personnel of the acquired company;
•unanticipated costs associated with acquisitions;

18	2023 Form 10-K

Blackbaud, Inc.
•challenges in combining product offerings and entering into new markets in which we may not have experience;
•distraction of management’s attention from normal business operations;
•potential loss of key employees of the acquired company;
•difficulty implementing effective internal controls over financial reporting, disclosure controls and procedures and cybersecurity and data protection procedures;
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
Acquisitions, including for example our acquisition of EVERFI, Inc., may also result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the expenditure of available cash, and amortization expenses or write-downs related to intangible assets such as goodwill, any of which could have a material adverse effect on our operating results or financial condition. We may experience risks relating to the challenges and costs of closing a business combination and the risk that an announced business combination may not close. There can be no assurance that we will be successful in making additional acquisitions in the future or in integrating or executing on our business plan for existing or future acquisitions.
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

Operational Risks
Breaches of our software, our failure to securely collect, store and transmit customer information, or our failure to safeguard confidential donor data, including, for example, the Security Incident described below, exposes us to liability, litigation, government investigations, penalties and remedial costs and our reputation and business could suffer.
Fundamental to the use of our solutions is the secure collection, storage and transmission of confidential donor, customer and end user data, personally identifiable information and transaction data, including in our payment services. Despite the

2023 Form 10-K	19

Blackbaud, Inc.
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
Like virtually all major businesses, we are, from time to time, a target of cyberattacks, such as the Security Incident (as described below and in Note 11 to our consolidated financial statements in this report), information systems interruptions, phishing, social engineering schemes and other systems disruptions. We expect these threats to continue, some of which have been, and in the future may be, successful to varying degrees. Because the numerous and evolving cybersecurity threats used to obtain unauthorized access, disable, degrade or sabotage systems have become increasingly more complex and sophisticated, it may be difficult to anticipate these acts or to detect them for periods of time, as with the Security Incident, and we may be unable to respond adequately or timely. As these threats continue to evolve and increase, we have already devoted and expect to continue to devote significant resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities.
A compromise of our data security, such as the Security Incident, that results in customer or customer constituent personal or payment card data being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity and has resulted in, and could in the future result in, litigation against us, government investigations or the imposition of fines and penalties. (See Note 11 to our consolidated financial statements in this report for information regarding litigation, government investigations, fines and penalties related to the Security Incident.) We have been, and in the future might be, required to expend significant additional capital and other resources to rectify problems caused by a security breach, including notification under data privacy laws and regulations, and incur expenses related to remediating our information security systems.
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
To date, we have received approximately 260 specific requests for reimbursement of expenses, approximately 214 (or 82%) of which have been fully resolved and closed and approximately 39 (or 15%) are inactive and are considered by us to have been abandoned by the customers. We have also received approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident, none of which resulted in claims submitted to us and are considered by us to have been abandoned by the customers. We have also received notices of proposed claims on behalf of a number of U.K. data subjects, which we are reviewing. In addition, insurance

20	2023 Form 10-K

Blackbaud, Inc.
companies representing various customers’ interests through subrogation claims have contacted us, and certain insurance companies have filed subrogation claims in court, of which 3 cases remain active and unresolved. Customer and insurer subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. In addition, presently, we are a defendant in putative consumer class action cases in U.S. federal courts (most of which have been consolidated under multi district litigation to a single federal court) and in Canadian courts alleging harm from the Security Incident. The plaintiffs in these cases, who generally purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. We have received a Civil Investigative Demand from the office of the California Attorney General relating to the Security Incident. In addition, we are subject to pending governmental actions or investigations by the U.S. Federal Trade Commission, the U.S. Department of Health and Human Services, the Office of the Australian Information Commissioner and the Office of the Privacy Commissioner of Canada. (See Note 11 to our consolidated financial statements included in this report for a more detailed description of the Security Incident and related matters.)
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
On October 5, 2023, the Company reached a settlement with each of 49 state Attorneys General and the District of Columbia in connection with the Security Incident. This settlement fully resolves the previously disclosed multi-state Civil Investigative Demand and the separate Civil Investigative Demand from the Office of the Indiana Attorney General relating to the Security Incident, which is further described in the substantially similar Administrative Orders filed in each of the 49 states and the District of Columbia. Under the terms of the Administrative Orders, we have agreed: (i) to comply with state consumer protection laws, data breach notification laws, and HIPAA; (ii) not to make misleading misrepresentations to our customers or the individuals whose data is stored by us concerning (a) the extent to which we protect the privacy, security, confidentiality, or integrity of certain data, (b) the likelihood that data impacted by a security incident may be subject to unauthorized access, disclosure, or other misuse, or (c) the data breach notification requirements; and (iii) to implement and improve certain cybersecurity programs and tools. As part of the Administrative Orders, we also agreed to pay, and have paid, a total of $49.5 million to the 49 states and District of Columbia. We paid the full settlement amount to each state and the District of Columbia during the fourth quarter of 2023 from our existing liquidity. This amount was fully accrued as a contingent liability in our financial statements as of June 30, 2023. We entered into the Administrative Orders without admitting fault of liability in connection with the matters subject to the Multistate Investigation. The form of Administrative Order was furnished as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023.
As previously disclosed, on February 1, 2024, the FTC announced its approval of an Agreement Containing Consent Order (the “Proposed Order”) evidencing its settlement with the Company in connection with the Security Incident. Pursuant to its rules, the FTC placed the Proposed Order and related draft complaint on the public record for a period of 30 days for the receipt of public comments after which the FTC will consider any comments received from interested persons prior to determining whether and in what form to finalize the Proposed Order. The 30-day comment period is scheduled to expire on March 14, 2024. As part of the FTC’s proposed order, the Company has not been fined and is not otherwise required to make any payment. Furthermore, the Company has agreed to the FTC’s proposed order without admitting or denying any of the FTC’s allegations, except as expressly stated otherwise in the Proposed Order. If finalized, the settlement described in the Proposed Order will fully resolve the FTC investigation. Although we believe the Proposed Order will be finalized in substantially its current form, there can be no assurances as to whether that will occur or its timing. Under the terms of the Proposed Order, we have agreed (i) to not misrepresent (a) the extent to which we maintain, use, delete or disclose certain customer information, (b) the extent to which we protect the privacy, security, availability, confidentiality or integrity of such information or (c) the extent of any security incident or unauthorized disclosure, misuse, loss, theft, alteration, destruction or other compromise of such information, and (ii) to delete certain data, adopt and make public certain record retention limits, establish, implement and maintain a specified information security program, obtain regular independent assessments of the mandated information security program, provide to the FTC specified certifications regarding our compliance with the Proposed Order, provide to the FTC reports of any future security incidents and create and maintain specified recordkeeping. The form of Proposed Order was furnished as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2024.

2023 Form 10-K	21

Blackbaud, Inc.
As noted above, the terms of the FTC Proposed Order, the Attorneys General Administrative Orders and our settlement with the SEC require that we implement and maintain certain processes and programs and comply with certain legal requirements related to cybersecurity and data protection. Any future regulatory investigation or litigation settlements may also contain such requirements. Effectively implementing, monitoring and updating these requirements is expected to be expensive and time-consuming over an extended period. Our failure to do so in accordance with the terms of our agreements with FTC, the Attorneys General and with the SEC, and possibly others, could expose us to additional material liability under the terms of the Administrative Orders, the SEC settlement, or otherwise.
We may be named as a party in additional lawsuits, other claims may be asserted by or on behalf of our customers or their constituents, and we may be subject to additional governmental inquires, requests or investigations. Responding to and resolving these current and any future lawsuits, claims and/or investigations could result in material remedial and other expenses that will not be covered by insurance. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially more than the amounts accrued. Certain governmental authorities are seeking to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Although we intend to defend ourselves vigorously against the claims asserted against us, we cannot predict the potential outcomes, cost and expenses associated with current and any future claims, lawsuits, inquiries and investigations.
In addition, any legislative or regulatory changes adopted in reaction to the Security Incident or other companies’ data breaches could require us to make modifications to the operation of our business that could have an adverse effect and/or increase or accelerate our compliance costs.
Significant management time and Company resources have been, and are expected to continue to be, devoted to the Security Incident. For example, for full year 2023, we incurred net pre-tax expenses of $53.4 million related to the Security Incident, which included $22.4 million for ongoing legal fees and $31.0 million for settlements and recorded liabilities for loss contingencies. During 2023, we had net cash outlays of $78.0 million related to the Security Incident, which included ongoing legal fees, the $3.0 million civil penalty paid during the first quarter of 2023 related to the SEC settlement and the $49.5 million civil penalty paid during the fourth quarter of 2023 related to the Multistate Investigation (as discussed in Note 11). Although we carry insurance against certain losses related to the Security Incident, we exceeded the limit of that insurance coverage in the first quarter of 2022. As a result, we will be responsible for all expenses or other losses (including penalties, fines or other judgments) or all types of claims that may arise in connection with the Security Incident, which could materially and adversely affect our liquidity and results of operations. (See Note 11 to our consolidated financial statements included in this report.) If any such fines or penalties were great enough that we could not pay them through funds generated from operating activities and/or cause a default under the 2020 Credit Facility, we may be forced to renegotiate or obtain a waiver under the 2020 Credit Facility and/or seek additional debt or equity financing. Such renegotiation or financing may not be available on acceptable terms, or at all. In these circumstances, if we were unable to obtain sufficient financing, we may not be able to meet our obligations as they come due.
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

22	2023 Form 10-K

Blackbaud, Inc.
Expected new regulations and standards relating to public disclosure, including those related to climate change, could adversely impose significant costs on us to comply with such regulations.
Finally, a failure to meet our climate-related goals, such as our commitment and progress towards reduction of greenhouse gas emissions, could damage our reputation, affect our financial performance and impact our ability to attract and retain talent.
Defects, delays or interruptions in our cloud solutions and hosting services could diminish demand for these services and subject us to substantial liability.
We currently utilize data center hosting facilities to provide cloud solutions to a significant number of our subscription customers and hosting services to our on-premise license customers. Any damage to, or failure of, these data center systems generally could result in interruptions in service to our customers, notwithstanding any business continuity or disaster recovery agreements that may currently be in place at these facilities. As noted above, our executive offices and some of our data centers are located in areas that are vulnerable to the effects of climate change and could be subject to increased interruptions as a result of the severity and increased frequency of extreme weather events such as hurricanes, wildfires, floods, heat waves, or power shortages. Because our cloud solutions and hosting service offerings are complex and we have incorporated a variety of new computer hardware and software systems at our data centers, our services might have errors or defects that users identify after they begin using our services. This could result in unanticipated downtime for our customers and harm to our reputation and business results. Internet-based services sometimes contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our web-based services and new errors might again be detected in the future. In addition, our customers might use our Internet-based offerings in unanticipated ways that cause a disruption in service for other customers attempting to access their data.
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
If we are unable, or our customers believe we may be unable, to detect and prevent unauthorized use of payment card or other private financial or personal information, or are otherwise unable to effectively manage our payment processing business, we could be subject to financial liability, our reputation could be harmed and customers may be reluctant to use our solutions and services.
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

2023 Form 10-K	23

Blackbaud, Inc.
use of payment methods that could result in substantial additional costs or delay, preclude planned transactions, product launches or improvements, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products and services, prevent or limit us from providing our products or services in a given market and adversely impact customer retention. Furthermore, we continue to undertake system upgrades designed to improve the availability, reliability, resiliency and speed of our payments systems. These efforts are costly and time-consuming, involve significant technical complexity and risk, may divert our resources from new features and products and may ultimately not be effective.
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
We generally recognize our subscription and maintenance revenue ratably over time over the contract term. Our subscription arrangements are generally for a term of three years at contract inception with three-year renewals thereafter. Our maintenance arrangement renewals are generally for a term of three years. As a result, much of the revenue we report in each quarter is attributable to arrangements entered into during previous quarters. Consequently, a decline in sales to new customers, renewals by existing customers or market acceptance of our solutions in any one quarter will not necessarily be fully reflected in the revenues in that quarter and could negatively affect our revenues and profitability in future quarters.
We significantly increased our leverage in connection with acquisition of EVERFI and may increase our leverage in the future in connection with additional acquisitions, Security Incident costs or other business purposes, which could adversely impact our business and financial performance.
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
The degree to which we are leveraged could have adverse effects on our business, including the following:
•Requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends, stock repurchases and other general corporate purposes;
•Increasing the amount of interest we pay, particularly if interest rates increase;
•Limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

24	2023 Form 10-K

Blackbaud, Inc.
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
As of December 31, 2023, we had $1.1 billion and $581.9 million of goodwill and intangible assets, respectively. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of an asset is determined to be impaired, then it is written down to fair value by a non-cash charge to operating earnings. Changes in circumstances that could indicate that the carrying value of goodwill or intangible assets may not be recoverable include declines in our stock price, market capitalization, cash flows and slower growth rates in our industry. We cannot accurately predict the likelihood or potential amount and timing of any impairment of goodwill or other intangible assets. An impairment of a significant portion of goodwill or intangible assets could materially and negatively affect our results of operations and financial condition.
Restrictions in our credit facility limit certain of our activities, including dividend payments, stock repurchases and acquisitions.
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
We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the trading price of our stock and will diminish our cash reserves.
Although our board of directors has authorized a stock repurchase program that does not have an expiration date, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. We have, from time to time, repurchased stock under this program and re-initiated repurchases under the program in the fourth quarter of 2023 after a two-year hiatus. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our

2023 Form 10-K	25

Blackbaud, Inc.
stock. In addition, implementation of some or all of this program diminishes our cash reserves, which may impact our ability to finance future growth, to pursue possible future strategic opportunities and acquisitions and fund liabilities and expenses related to the Security Incident. (See Note 14 to our consolidated financial statements in this report for additional information related to our stock repurchase program.)
We have recorded significant deferred tax assets, and we might never realize their full value, which would result in a charge against our earnings.
As of December 31, 2023, we had deferred tax assets of $143.3 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed at least annually for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized beyond our existing valuation allowance. This could be caused by, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions sold by our business and a variety of other factors. If a deferred tax asset net of our valuation allowance was determined to be not realizable in a future period, the charge to earnings would be recognized as an expense in our results of operations in the period the determination is made. Additionally, if we are unable to utilize our deferred tax assets, our cash flow available to fund operations could be adversely affected.
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
We, and some of our customers, are subject to the E.U. General Data Protection Regulation (“GDPR”) and U.K. data protection law, known as the "U.K. GDPR." The law requires companies to meet requirements regarding the handling of personal data, including rights such as the portability of personal data. All solutions we sell to customers subject to GDPR must include GDPR features. The implementation of GDPR has affected our ability to offer some features and services to customers in the E.U. and U.K. Furthermore, actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase, which have impacted us, and could in the future further impact us, through increased costs or restrictions on our business, and noncompliance could result in significant regulatory penalties and legal liability.
If our customers or we were found to be subject to and in violation of any privacy or data protection laws or regulations, our business may be materially and adversely impacted and we and/or our customers would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on our customers and us and make it more

26	2023 Form 10-K

Blackbaud, Inc.
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
We have been, and may in the future be, subject to claims that the technologies in our solutions and services infringe upon the intellectual property or other proprietary rights of a third party. In addition, the vendors providing us with technology that we use in our own solutions could become subject to similar infringement claims. Although we believe that our solutions and services do not infringe any intellectual property or other proprietary rights, we cannot be certain that our solutions and services do not, or that they will not in the future, infringe intellectual property or other proprietary rights held by others. Any claims of infringement could cause us to incur substantial costs to defend against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts, or obtain a license to continue to use the technology and services that are the subject of the claim, and/or otherwise restrict or prohibit our use of the same. There can be no assurance that we would be able to obtain a license on commercially reasonable terms from the third party asserting any particular claim, or that we would be able to successfully develop alternative technology on a timely basis, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the solutions and services. In addition, we generally provide in our customer arrangements for certain solutions and services that we will indemnify our customers against third-party infringement claims relating to technology we provide to those customers, which could obligate us to pay damages if the solutions and services were found to be infringing. Infringement claims asserted against us, our vendors or our customers may have a material adverse effect on our business, prospects, financial condition and results of operations.
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

2023 Form 10-K	27

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
Changing domestic and international laws, government regulations and policies, laws limiting or restricting our ability to pass card charges on to customers and other similar laws and regulations, could adversely affect our business and operating results by increasing compliance costs, reducing customer demand for our solutions or damaging our reputation.
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
Our Bylaws contain an advance notice procedure for stockholders' proposals to be brought before a meeting of stockholders, including any proposed nominations of persons for election to the Board of Directors. The Bylaws may have the effect of precluding the conduct of business at a meeting if the proper procedures are not followed and may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect its own slate of directors or otherwise attempting to obtain control of the Company.

28	2023 Form 10-K

Blackbaud, Inc.
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
Stockholder Rights Agreement. On October 7, 2022, the Company declared a dividend of one preferred share purchase right (a "Right") for each of the Company’s issued and outstanding shares of our common stock. The description and terms of these Rights are set forth in the Rights Agreement by and between the Company and American Stock Transfer & Trust Company, LLC. Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from us one one-thousandth of a share of the Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) at a price of $313.00, subject to certain adjustments (as adjusted from time to time, the “Exercise Price”). Under the Rights Agreement, the Rights will become exercisable if an entity, person or group acquires beneficial ownership of 20% or more of the outstanding common stock in a transaction not approved by the Board of Directors. In the event that the Rights become exercisable due to the ownership threshold being crossed, each Right will entitle its holder (other than the person, entity or group triggering the Rights Plan, whose rights will become void and will not be exercisable) to purchase additional shares of our common stock having a then-current market value of twice the Exercise Price, which would likely make any takeover or change of control attempt by such entity, person or group prohibitively expensive. Subject to the terms of the Rights Agreement, the Rights were scheduled to expire on October 2, 2023. On October 2, 2023, the Company amended the Rights Agreement to extend the final expiration date from October 2, 2023 to October 2, 2024. The Company expects to submit this amendment to the Company’s stockholders for ratification at the Company’s 2024 annual meeting of stockholders. On January 26, 2024, the Company amended the Rights Agreement to reflect a change in rights agent. Additional information regarding the Rights Agreement and it amendments, including copies thereof, is contained in the Company’s Current Reports on Form 8-K filed with the SEC on October 7, 2022, October 2, 2023 and January 26, 2024.
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

2023 Form 10-K	29

Blackbaud, Inc.
principles and tax laws. Any changes, ambiguity or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities.
We may also be subject to additional tax liabilities and penalties due to changes in non-income-based taxes resulting from changes in federal, state, local or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, or changes to our business operations, including as a result of acquisitions. For example, the U.S. Inflation Reduction Act of 2022 created an excise tax of 1% on the value of any stock repurchased by us after December 31, 2022. We could be subject to this excise tax, but the amount will vary depending on various factors, including the amount and frequency of any stock repurchases and any permitted reductions or exceptions to the amount subject to the tax. Any resulting increase in our tax obligation or cash taxes paid could adversely affect our financial position and cash flows.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

Risk Management and Strategy
Because technology, data and information security is a top priority at Blackbaud, we maintain and continuously assess and strengthen our cybersecurity program. Comprehensive cybersecurity risk management, including identification, analysis and response to risks affecting our business and its customers, provides the foundation for our program.
We utilize a four-prong strategy for assessing, identifying and managing material risks from cybersecurity threats:
1.Operational security: We leverage the industry standard CIA Triad Model in conjunction with comprehensive industry control frameworks, compliance regulations, privacy requirements and best practices, including: the National Institute of Standards and Technology ("NIST") Cybersecurity Framework, PCI DSS, System and Organization Controls ("SOC") 1, SOC 2, GDPR, HIPAA, the Trans-Atlantic Data Privacy Framework and Cloud Security Alliance.
2.Product security: Our development teams take part in regular training and use industry best practices to build security into our solutions.
3.Incident response: We monitor the threat landscape 24/7 in coordination with a third-party firm, routinely test our incident response capabilities and preparedness and maintain proactive relationships with law enforcement.
4.Ongoing landscape analysis: We continually evaluate upcoming and changing data privacy regulations and provide thought leadership for our customers on the operational impacts of these regulations and compliance requirements.
We believe that information and technology security is a shared responsibility and, therefore, incorporate data and privacy protection education into the customer experience through ongoing resources such as best practices content, one-on-one consultations with customer success managers and bbcon® sessions. We also participate in global communities and

30	2023 Form 10-K

Blackbaud, Inc.
conference platforms to share information and present on best practices to improve the industry’s security awareness posture. In addition, Blackbaud employees are all engaged in on-going security and privacy awareness training campaigns to ensure they are empowered to protect both Blackbaud’s and our customers’ data.
Blackbaud also maintains a defined program and dedicated team that provides security oversight of its third-party service providers. This program assesses and manages risk at the onboarding phase of engagement with third-party vendors and partners as well as oversight throughout the lifecycle of the vendor relationship.
We regularly engage outside consultants and experts to assist us regarding our cybersecurity program. Engagements include an annual NIST Cybersecurity Framework assessment to ensure a reasonable cybersecurity program and retained leading external cybersecurity Incident Response (IR) experts.
Consistent with our prioritization of information and technology protection, cybersecurity risk management has been and remains a key aspect of our overall business strategy, financial planning and capital allocation and a point of ongoing emphasis at all levels of our Company.
In addition, we continuously learn from and leverage experience gained from previous cybersecurity incidents that we, like many other companies, have experienced. As previously disclosed, we have been and remain subject to risks and uncertainties as a result of a ransomware attack against us in May 2020 in which a cybercriminal removed a copy of a subset of data from our self-hosted environment. As a result of the Security Incident, we are currently subject to certain legal proceedings, claims and investigations and could be the subject of additional legal proceedings, claims, inquiries and investigations in the future that might result in adverse judgments, settlements, fines, penalties or other resolution. See Note 11 to the consolidated audited financial statements contained in this Annual Report on Form 10-K for additional information regarding the Security Incident and its past and potential impact on the Company.
Notwithstanding our strong commitment to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Item 1A. "Risk Factors" for a discussion of our cybersecurity risks.

Governance
Our multi-level cybersecurity governance and risk management structure begins with our Operational Risk Compliance and Security (“ORCAS”) Committee consisting of cross-functional management representatives throughout our Company. The ORCAS Committee receives detailed cybersecurity information from key security personnel and reports at least quarterly up through our Risk Steering Committee, which is made up of executives and senior management from various Blackbaud departments: Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Technology Officer, General Counsel, Chief Privacy Officer and Chief Information Security Officer ("CISO"), who has extensive information technology and program management experience. Our CISO has served in various roles of increasing responsibility in information technology and information security for more than 25 years, including serving in various cybersecurity leadership roles within public and private companies. He holds two undergraduate degrees—one in business administration and the other in computer information systems, a graduate degree in information systems and maintains two cybersecurity industry recognized certifications: Certified Information Systems Security Professional (CISSP) and Certified Cloud Security Professional (CCSP), both from the International Information System Security Certification Consortium. Cybersecurity leaders reporting to our CISO also have significant information technology and information security experience and industry recognized certifications.
The Risk Steering Committee reports to the Risk Oversight Committee of our Board of Directors at the regular quarterly meetings, or more frequently as needed. The Risk Oversight Committee's duties include, among other things, oversight of risks related to information technology security. The Risk Oversight Committee communicates as appropriate with the full Board of Directors, which is ultimately responsible for cybersecurity risk oversight.
Additionally, our cybersecurity Incident Response plan timely informs our Cybersecurity Incident Subcommittee on active cybersecurity incidents that are potentially material. The Cybersecurity Subcommittee determines cybersecurity materiality and is made up of our General Counsel, Chief Information Security Officer, Chief Accounting Officer and Director of SEC Reporting. Our Cybersecurity Incident Subcommittee is part of our Disclosure Committee, which is appointed by Chief Executive Officer and Chief Financial Officer to assist our executives in their responsibility for oversight of the accuracy and timeliness of the disclosures made by Blackbaud.

2023 Form 10-K	31

Blackbaud, Inc.
ITEM 2. PROPERTIES
We own our LEED Gold certified global headquarters facility in Charleston, South Carolina, which consists of approximately 172,000 square feet. We believe that it is in good operating condition and adequately serves our current business operations.
In December 2021, we acquired EVERFI and assumed a lease for office space in Washington, D.C. and an office in London, U.K. In February 2023, we closed our Washington, DC office location to align with our remote-first workforce strategy and have since that time subleased a portion of the space. We continue to pursue strategic alternatives for our Washington, DC office space, including additional subleases. We have the intent and ability to sublease this office space.
ITEM 3. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, see Note 11 to our consolidated financial statements in this report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

32	2023 Form 10-K

Blackbaud, Inc.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “BLKB.” According to the records of our transfer agent, as of February 14, 2024, there were approximately 109 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock. On February 14, 2024, the closing price of our common stock was $71.61.

Stock Performance Graph
The following performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing. The performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Computer Index. The graph covers the most recent five-year period ended December 31, 2023. The graph assumes that the value of the investment in our common stock and each index was $100.00 at December 31, 2018, and that all dividends are reinvested.

December 31,	2018	2019	2020	2021	2022	2023
Blackbaud, Inc.	$100.00	$127.30	$92.21	$126.53	$94.30	$138.90
Nasdaq Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
Nasdaq Computer Index	100.00	148.27	233.26	296.23	192.48	315.60

2023 Form 10-K	33

Blackbaud, Inc.

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended December 31, 2023 under our stock repurchase program as then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
Beginning balance, October 1, 2023				$250,000
October 1, 2023 through October 31, 2023	—	$—	—	250,000
November 1, 2023 through November 30, 2023	3,194	73.02	—	250,000
December 1, 2023 through December 31, 2023	222,593	84.89	221,836	231,169
Total	225,787	$84.72	221,836	$231,169
(1)Includes 3,951 shares (3,194 in November and 757 in December) withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In December 2021, our Board of Directors reauthorized and replenished our stock repurchase program to authorize us to purchase up to $250.0 million of our outstanding shares of common stock. On January 17, 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by raising the total capacity under the program from $250.0 million to $500.0 million available for repurchases. The program does not have an expiration date.

Dividends
We have not declared or paid any cash dividends on our common stock since the first quarter of 2020, and we do not presently plan to pay cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness, plans for expansion and restrictions imposed by our debt arrangements, if any.
ITEM 6. [RESERVED]

34	2023 Form 10-K

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

Executive Summary
We are the leading software provider exclusively dedicated to powering social impact. Serving the nonprofit and education sectors, companies committed to social responsibility and individual change makers, our essential software is built to accelerate impact in fundraising, nonprofit financial management, digital giving, grantmaking, corporate social responsibility and education management. A remote-first company, we have operations in the United States, Australia, Canada, Costa Rica and the United Kingdom, supporting users in 100+ countries. Millions of people across more than 100 countries connect, give, learn and engage through Blackbaud platforms. During 2023, we had nearly 100,000 customers that paid Blackbaud through transactional fees and more than 40,000 customers with contractual billing arrangements.
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud and hosted environments; (ii) providing payment and transaction services; and (iii) providing Impact-as-a-Service™ digital educational content.
Update on Five Key Operational Initiatives

1	Product Innovation and Delivery

2	Bookings Growth and Acceleration

3	Transactional Revenue Optimization and Expansion

4	Modernized Approach to Pricing and Multi-Year Customer Contracts

5	Keen Attention to Cost Management
1.Product Innovation and Delivery
Product is core at Blackbaud, and we strive to bring increased value to our customers with improved and innovative capabilities. We have recently announced or released a number of product enhancements as well as new solutions that enable our customers to better deliver on their missions. Some examples include:
•Optimized Online Donation Capabilities: New online donation capabilities that fully integrate with Blackbaud’s payment processing and CRM software and enable customers to raise more money while reducing processing costs. We recently began an early adopter program for the new donation capabilities with a small sample of RE NXT customers across charity, education, and arts and cultural organizations. We expect to make them generally available in the first half of 2024.
•Prospect Insights Pro for Raiser’s Edge NXT®: New add-on capability within Raiser’s Edge NXT® that gives fundraisers access to AI-driven insights to support planned and major gift fundraising
•Impact EdgeTM: A first-of-its-kind AI-powered, social impact reporting and storytelling solution for corporate social responsibility (CSR) and social impact teams of all sizes. This new solution is currently in an early adopter program with our planned full roll out in the second half of 2024.

2023 Form 10-K	35

Blackbaud, Inc.
•JustGiving Storywriter: With new generative AI capabilities, fundraisers on JustGiving are able to quickly and easily create personal stories to share with their networks. Company research has shown that JustGiving pages that include a clear and personal story raise approximately 65% more than those that don’t.
•Good MoveTM: New development transformed the Good Move activity-tracking mobile app into a powerful mobile participant center for Blackbaud TeamRaiser® peer-to-peer fundraising events. The new expansive feature for Blackbaud TeamRaiser® became generally available in the U.S. and Canada in March 2023.
•Intelligence for Good®: In summer 2023, we launched next generation Intelligence for Good® strategy with an extensive agenda of initiatives and investments targeted at making artificial intelligence more accessible, powerful and responsible across the social impact sector
2.Bookings Growth and Acceleration
We maintain a keen focus on accelerating bookings growth by signing new logos as well as upselling and cross-selling our existing customer base. Our sales team is split between prospect account executives dedicated to prospecting for new clients and customer account executives who focus on selling additional products to current customers. Given the breadth of our product portfolio, this “land and expand” model has proven successful for us over time. As previously disclosed, there can be volatility quarter-to-quarter on bookings.
3.Transactional Revenue Optimization and Expansion
Transactional revenue, which is about one-third of total revenue, is comprised of four primary components: donation processing (~55% of total transactional revenue); consumer giving (~20%); tuition management (~20%); and event-based usage (~5%). The diversity of the underlying transaction volumes from these four sources has resulted in consistent transactional recurring revenue growth in the mid-to-high single digits over the past several years. Strong momentum in consumer giving and tuition management, rate increases on Blackbaud Merchant Services, and increased donations tied to global events drove continued solid transactional recurring revenue growth in 2023. Going forward we will continue to implement additional payments solutions optimization to drive enhanced donor experience.
4.Modernized Approach to Pricing and Multi-Year Contracts
Last summer, we put in place an updated pricing policy primarily for our social sector customers that directly reflects the value we provide to them, is in-line with the broader market and reflects the inflationary pressures that all businesses are facing. In November 2022, we started notifying customers with a March 2023 contract renewal that we would be making important contract changes. First, we are offering 3-year contract renewal terms as our standard, replacing one-year renewal terms. This process was already being implemented outside of the pricing changes. Second, we are implementing a more significant rate increase on the 1-year renewal option versus the 3-year renewal option. And third, the 3-year renewal option includes embedded annual rate increases. Our 3-year renewal options did not historically include annual rate increases.
These efforts are well on their way and we have now completed the 2023 renewal cohort, which represented approximately 35% of the total contractual revenue eligible for this program. Approximately another 30% of the renewable base is up for renewal in 2024, another 25% in 2025, and the remaining 10% in the beginning of 2026. The close day-to-day management of renewals, the mix of 3-year and 1-year contracts, and the impact of pricing are progressing well, and we expect more impact from the compounding effect of these rate increases over time as we layer in future year contract renewals and annual rate increases. Additionally, the adoption of 3-year renewals as a standard, with more customers opting for this option than we originally expected, are expected to have an added benefit of higher retention which provides greater revenue assurance and predictability. Looking even further ahead, the cycle starts fresh in 2026 as the 2023 signed contracts will begin to renew. We expect that this will be a sustainable and meaningful revenue growth stream for us.
5.Keen Attention to Cost Management
Cost management initiatives already completed drove a significant improvement in profitability during 2023. These initiatives included:
•A reduction in headcount from approximately 3,600 in the third quarter of 2022 to approximately 3,000 as of December 31, 2023

36	2023 Form 10-K

Blackbaud, Inc.
•Continued IT consolidation as we migrate customers from legacy private data centers to leading public cloud service providers. We closed four legacy data centers during 2022 and two in 2023.
•Renegotiated key vendor contracts including Microsoft Azure and AWS
•Reduced our real estate footprint as part of the shift to a remote first workforce
Going forward, our goal is to run the business at about this headcount level for the foreseeable future, while continuing to drive efficiencies in other areas of the business.
Financial Summary

Total Revenue ($M)	Income from Operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue increased by $47.3 million during 2023, driven largely by the following:

+	Growth in recurring revenue primarily related to:
●
an increase in transactional recurring revenue of $30.5 million primarily due to positive results related to pricing initiatives we implemented during 2023 and increases in volume for our Blackbaud Tuition Management, JustGiving and Blackbaud Merchant Services solutions; and

●
an increase in contractual revenue of $29.3 million related to the performance of our cloud solutions and, to a lesser extent, the early impact of our pricing initiatives; partially offset by a decrease in maintenance revenue as customers migrate to our cloud solutions.

-	Decrease in one-time services and other revenue primarily related to:
●
decrease in one-time consulting revenue due primarily to less sales of creative services and implementation and customization services. Also contributing is an increase in utilization of third-party service delivery partners. For several years, we have been strategically shifting away from a one-time services business model towards sales of retained and managed services and also embedding services in our renewable cloud solution contracts. Retained and managed services contracts that we expect to have a term consistent with our cloud solution contracts, and embedded services are recorded as recurring revenue; and

● decrease in one-time analytics revenue as analytics now are generally integrated in our cloud solutions.
For information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 59.
We have a number of multi-year pricing initiatives underway, some to bring our pricing in line with the market while others are model changes that are expected to drive greater revenue for both us and our customers. As a result, we expect to see a continued acceleration in revenue growth during 2024 as we begin to see the full-year effect of some of these pricing initiatives.
We expect that the decline in our non-strategic one-time services and other revenue will slow in 2024 compared to the previous two years.

2023 Form 10-K	37

Blackbaud, Inc.
Income from operations increased by $73.2 million during 2023, driven largely by the following:

+	Increase in total revenue, as described above
+
Net decreases in the following costs primarily due to our targeted workforce reductions discussed below:
•Decrease in compensation costs other than stock-based compensation of $35.4 million; and
•Decrease in commission expense of $1.1 million

+	Decrease in third-party contractor costs of $12.2 million primarily due to our focus on cost management
+
Decrease in hosting and data center costs of $5.0 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of cybersecurity investments to continue for the foreseeable future

+	Decrease in Security Incident-related expenses, net of insurance, of $2.3 million. See "Security Incident update" below on page 39.
+
Decrease in cost of revenue from a $2.3 million impairment charge during the three months ended June 30, 2022, against previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge resulted primarily from our decision to end customer support for certain solutions

-
Increase in stock-based compensation expense of $17.5 million attributable to primarily due to overall Company performance against 2023 goals and 2022 performance-based equity award adjustments, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023

-	Increase in transaction-based costs of $9.2 million related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates
-	Increase in amortization of intangible assets from business combinations of $4.2 million due to our acquisition of EVERFI
-
Net decrease of $4.0 million due to an increase in amortization of capitalized software and content development costs, partially offset by an increase in software and content development costs that were required to be capitalized under the internal-use software guidance

We are continuing to make investments in the business in areas such as innovation, artificial intelligence, cybersecurity, and our continued shift of cloud infrastructure to leading public cloud service providers. Our profitability during 2023 reflects some of these incremental investments. We plan to accelerate some of the cybersecurity investments during 2024, which is expected to modestly impact our profitability in the near term.
We continuously seek opportunities to optimize our portfolio of solutions to focus time and resources on innovation that will have the greatest impact for our customers and the markets we serve, and drive the highest return on investment. To that end, we will continue to simplify and rationalize our portfolio through product sunsets and divestitures of non-core businesses and technologies.

38	2023 Form 10-K

Blackbaud, Inc.

Gross dollar retention

Our recurring subscription contracts are typically for a term of three years at contract inception with standard three year renewals thereafter. A key factor to our overall success is the renewal and expansion of our existing subscription agreements with our customers. Management uses gross dollar retention in analyzing our success at delighting our customers with innovative and cloud solutions. Gross dollar retention is defined as contracted annual recurring revenue ("CARR") divided by beginning CARR with a measurement period of twelve months. During 2023, our gross dollar retention was approximately 90%. This gross dollar retention rate was slightly lower than our rate for the full year ended December 31, 2022 primarily due to the inclusion of EVERFI beginning in 2023. Excluding EVERFI, our gross dollar retention during 2023 was slightly higher than our rate for the full year ended December 31, 2022. We are continually investing in innovation, which we believe will increase gross dollar retention over the long-term. Although some customer attrition is normal, our new contract pricing and renewal model (as described above on page 36) does not appear to have had a significant impact on customer attrition to date.
Balance sheet and cash flow
At December 31, 2023, our cash and cash equivalents were $31.3 million. Under the 2020 Credit Facility, the carrying amount of our debt was $720.6 million and our net leverage ratio was 1.97 to 1.00.
During 2023, we generated $199.6 million in cash flow from operations, had a net decrease in borrowings of $81.4 million and had aggregate cash outlays of $64.1 million for purchases of property and equipment and capitalized software and content development costs.
We resumed stock repurchases during the fourth quarter of 2023 under our then existing stock repurchase program that authorized us to purchase up to $250.0 million of our outstanding shares of common stock. On January 17, 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by raising the total capacity under the program from $250.0 million to $500.0 million available for repurchases. We plan to repurchase shares going forward to at least offset the dilution from our annual stock-based compensation and possibly beyond that amount as market conditions and our strategic plans permit. See additional details regarding our stock repurchase program below on page 56.
Security Incident update
As discussed in Note 11 to our consolidated financial statements included in this report, total costs related to the Security Incident exceeded the limit of our insurance coverage in the first quarter of 2022. Accordingly, the Security Incident has negatively impacted, and we expect it to continue for the foreseeable future to negatively impact, our GAAP profitability and GAAP cash flow (see discussion regarding non-GAAP free cash flow and non-GAAP adjusted free cash flow on page 53). For full year 2023, we incurred net pre-tax expenses of $53.4 million related to the Security Incident, which included $22.4 million for ongoing legal fees. It also includes settlements and recorded liabilities for loss contingencies of $31.0 million. Also, for full year 2023, we had net cash outlays of $78.0 million related to the Security Incident, which included ongoing legal fees, the $3.0 million civil penalty paid during the first quarter of 2023 related to the SEC settlement and the $49.5 million civil penalty paid during the fourth quarter of 2023 related to the multi-state Attorneys General settlement (as discussed in Note 11). In line with our policy, legal fees are expensed as incurred. For full year 2024, we currently expect net pre-tax expense of approximately $5.0 million to $10.0 million and net cash outlays of approximately $8.0 million to $13.0 million for ongoing legal fees related to the Security Incident.

2023 Form 10-K	39

Blackbaud, Inc.
As of December 31, 2023, we have recorded approximately $1.5 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain customers related to the Security Incident that we believe we can reasonably estimate in accordance with our loss contingency procedures described in Note 11. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of December 31, 2023 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgement, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.

Results of Operations
Reportable segment
We report our operating results and financial information in one operating and reportable segment. See Note 16 of our consolidated financial statements in this report for additional information.
Comparison of 2023 vs. 2022
For information regarding the comparison of 2022 to 2021, please refer to Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023.
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

40	2023 Form 10-K

Blackbaud, Inc.
Revenue and Cost of Revenue

Recurring
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
Recurring revenue includes two components: contractual recurring and transactional recurring.
Contractual recurring revenue is primarily comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud solutions, Impact-as-a-Service™ digital educational content, online training programs and subscription-based analytic services. Contractual recurring revenue also includes fees from maintenance services for our on-premises solutions.
Transactional recurring revenue is comprised of transaction fees associated with the use of our solutions, including donation processing, tuition management, consumer giving and event-based usage.
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

2023 vs. 2022
Recurring revenue increased by $59.8 million, or 5.9%, driven primarily by the following:

+
Increase in transactional recurring revenue of $30.5 million primarily due to positive results related to pricing initiatives we implemented during 2023 and increases in volume for our Blackbaud Tuition Management, JustGiving and Blackbaud Merchant Services solutions; and

+
Increase in contractual recurring revenue of $29.3 million related to the performance of our cloud solutions and, to a lesser extent, the early impact of our pricing initiatives; partially offset by a decrease in maintenance revenue as customers migrate to our cloud solutions.

2023 Form 10-K	41

Blackbaud, Inc.
For additional information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 59.
Cost of recurring revenue increased by $7.0 million, or 1.5%, driven primarily by the following:

+	Increase in transaction-based costs of $9.2 million related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates
+	Increase in amortization of software development costs of $5.6 million due to our continued investments in the innovation and security of our solutions
+	Increase in amortization of intangible assets from business combinations of $4.0 million primarily due to our acquisition of EVERFI in December 2021
+
Increase in stock-based compensation costs of $2.8 million primarily due to overall Company performance against 2023 goals and 2022 performance-based equity award adjustments, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023

-	Decrease in compensation costs other than stock-based compensation of $8.7 million primarily due to our targeted workforce reductions discussed above
-
Decrease in hosting and data center costs of $5.1 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of cybersecurity investments to continue for the foreseeable future

-	Decrease in third-party contractor costs of $1.1 million primarily due to our focus on cost management
Recurring gross margin increased by 190 basis points primarily due to the increase in recurring revenue outpacing the increase in cost of recurring revenue.

One-time services and other
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
One-time services and other revenue is comprised of fees for one-time consulting (including creative services), analytic and onsite training services, and fees for retained and managed services contracts that we do not expect to have a term consistent with our cloud solution contracts.
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

42	2023 Form 10-K

Blackbaud, Inc.

2023 vs. 2022
One-time services and other revenue decreased by $12.5 million, or 26.9%, driven primarily by the following:

-
Decrease in one-time consulting revenue of $9.2 million primarily due to less sales of creative services and implementation and customization services. Also contributing is an increase in utilization of third-party service delivery partners. For several years, we have been strategically shifting away from a one-time services business model towards sales of retained and managed services and also embedding services in our renewable cloud solution contracts. Retained and managed services contracts that we expect to have a term consistent with our cloud solution contracts, and embedded services are recorded as recurring revenue.

-	Decrease in one-time analytics revenue of $3.0 million as analytics are generally integrated in our cloud solutions
Cost of one-time services and other decreased $10.2 million or 24.3%, primarily driven by the following:

-
Decrease in compensation costs of $7.9 million primarily related to our targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023 and a continued shift in resources historically supporting one-time services and other towards recurring revenue

-
Decrease in employee severance of $1.2 million primarily due to our targeted workforce reductions discussed above, the majority of which were recorded in cost of one-time services and other in the fourth quarter of 2022

-	Decrease in direct costs of revenue of $1.2 million primarily related to our decrease in sales of creative services
+	Increase in third-party contractor costs of $1.2 million primarily due to an increase in partners delivering services
One-time services and other gross margin decreased by 320 basis points primarily due to the decrease in one-time services and other revenue outpacing the decrease in cost of one-time services and other revenue.
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

2023 Form 10-K	43

Blackbaud, Inc.

2023 vs. 2022
Sales, marketing and customer success expenses decreased by $9.3 million, or 4.2%. The decreases in dollars and as a percentage of total revenue were primarily driven by the following:

-
Net decreases in the following costs primarily due to our targeted workforce reductions discussed above:
•Decrease in compensation costs other than stock-based compensation of $10.5 million; and
•Decrease in commissions expense of $1.3 million; partially offset by
•Increase in severance costs of $1.5 million

-	Decrease in third-party contractor costs of $3.1 million primarily related to strategic consulting costs incurred during 2022
+
Increase in stock-based compensation costs of $3.5 million primarily due to overall Company performance against 2023 goals and 2022 performance-based equity award adjustments, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023

+	Increase in conference and travel costs of $1.0 million primarily due to our annual user conference, bbcon®, which was held in-person in November 2023 for the first time since the pandemic
Research and development
Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.

2023 vs. 2022
We continue to make investments to delight our customers with innovative cloud solutions. We also continue to invest heavily in the security of our solutions. Research and development expense decreased by $3.6 million, or 2.3%. The decreases in dollars and as a percentage of total revenue were primarily driven by the following:

-	Decrease in third-party contractor costs of $6.5 million primarily due to a decrease in our use of third-party software developers
-	Decrease in compensation costs other than stock-based compensation of $3.9 million primarily due to our targeted workforce reductions discussed above
+
Increase in stock-based compensation of $6.6 million primarily due to overall Company performance against 2023 goals and 2022 performance-based equity award adjustments, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023

Not included in research and development expense for 2023 and 2022 were $60.7 million and $58.5 million, respectively, of qualifying costs associated with software and content development activities that are required to be capitalized under GAAP, such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized software and content development costs associated with our cloud solutions and online educational courses are subsequently amortized to cost of recurring revenue over the related asset's estimated useful life, which generally range from three to seven years. We expect that the amount of software and content development costs capitalized will be relatively consistent in the near-term as we continue making investments in innovation, quality, security and the integration of our solutions, which we believe will drive long-term revenue growth.

44	2023 Form 10-K

Blackbaud, Inc.
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

2023 vs. 2022
General and administrative expenses decreased by $10.0 million, or 5.0%. The decreases in dollars and as a percentage of total revenue were primarily driven by the following:

-	Decrease in compensation costs other than stock-based compensation of $5.0 million primarily due to our targeted workforce reductions discussed above
-	Decrease in third-party contractor costs of $2.7 million primarily due to our focus on cost management
-	Decrease in Security Incident-related expenses of $2.3 million. See "Security Incident update" above on page 39
-
A $2.3 million noncash impairment charge during the second quarter of 2022 against previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge resulted primarily from our decision to end customer support for certain solutions and did not reoccur in 2023

-	Decrease in corporate costs of $1.3 million primarily related to the release of certain accrued tax liabilities due to favorable sales tax rulings, partially offset by an increase in bad debt expense
-	Decrease in rent expense of $1.1 million
+
Increase in stock-based compensation costs of $5.2 million primarily due to overall Company performance against 2023 goals and 2022 performance-based equity award adjustments, partially offset by the targeted workforce reductions during the fourth quarter of 2022 and first quarter of 2023

+
Increase in acquisition and disposition-related costs of $1.3 million primarily related to the noncash impairment charges against certain operating lease right-of-use assets and property and equipment assets resulting from the sublease of our Washington, DC office location; partially offset by the release of $1.4 million in accrued contingent consideration related to our Kilter acquisition during the second quarter of 2023 and a $2.0 million noncash impairment of certain insignificant intangible assets that were held for sale during the second quarter of 2022 which did not reoccur in 2023

2023 Form 10-K	45

Blackbaud, Inc.
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

2023 vs. 2022
Interest expense increased in dollars and as a percentage of total revenue during 2023 when compared to 2022, primarily due to an increase in our weighted average effective interest rates. We currently expect interest expense for the full year 2024 to be approximately $34 million to $38 million although our interest expense in connection with the variable rate portion of our outstanding debt could increase in a rising interest rate environment. See Note 10 to our consolidated financial statements in this report for more information regarding our derivative instruments, which we use to manage our variable interest rate risk, and Item 7A. Quantitative and Qualitative Disclosures about Market Risk: Interest Rate Risk on page 64 for more information about our variable interest rate exposure and related risk.
Other Income

Other income ($M)
Percentages indicate expenses as a percentage of total revenue

2023 vs. 2022
Other income increased in dollars and as a percentage of total revenue during 2023 when compared to 2022, primarily due to an increase in interest income. Interest income increased primarily due to higher interest earned on restricted cash held and payable by us to customers for our payment processing solutions. See Note 8 to our consolidated financial statements in this report for more information regarding our other income.

46	2023 Form 10-K

Blackbaud, Inc.
Deferred Revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	December 31, 2023	December 31, 2022	Change
Total deferred revenue(1)	394.9	385.2	2.5%
Less: Long-term portion	2.4	2.8	(14.9)%
Current portion(1)	$392.5	$382.4	2.6%
(1)The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
To the extent that our customers are billed for our solutions and services in advance of delivery, we record such amounts in deferred revenue. Our recurring revenue contracts are generally for a term of three years at contract inception with three-year renewals thereafter, billed annually in advance and non-cancelable. We generally invoice our customers with recurring revenue contracts in annual cycles 30 days prior to the end each one-year period.
The increase in deferred revenue during the year ended December 31, 2023 was primarily due to new subscription sales of our cloud solutions and progress in initiatives to bring our pricing in line with the market. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter.
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
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the U.K., Australia, Ireland and Costa Rica. We are generally subject to U.S. federal income tax examination for calendar tax years ending 2020 through 2023, as well as state and foreign income tax examinations for various years depending on statute of limitations of those jurisdictions.
We have taken federal and state tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2023 was insignificant.

2023 Form 10-K	47

Blackbaud, Inc.
We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

2023 vs. 2022
The increase in our effective income tax rate for year ended December 31, 2023, when compared to the same period in 2022, was primarily attributable to higher 2023 non-deductible accruals for loss contingencies related to the Security Incident and other non-deductible expenses and tax rate changes, partially offset by increased tax credits. Furthermore, our 2023 effective tax rate was negatively impacted by higher tax rates in foreign jurisdictions in which we operate which were predominantly due to UK tax rate increases.

48	2023 Form 10-K

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

	Years ended December 31,
(dollars in millions, except per share amounts)	2023	2022
GAAP Revenue	$1,105.4	$1,058.1

GAAP gross profit	$603.2	$552.7
GAAP gross margin	54.6%	52.2%
Non-GAAP adjustments:
Add: Stock-based compensation expense	16.7	14.4
Add: Amortization of intangibles from business combinations	52.5	48.5
Add: Employee severance	0.8	2.1
Subtotal(1)	69.9	65.1
Non-GAAP gross profit(1)	$673.2	$617.8
Non-GAAP gross margin	60.9%	58.4%

GAAP income (loss) from operations	$44.7	$(28.5)
GAAP operating margin	4.0%	(2.7)%
Non-GAAP adjustments:
Add: Stock-based compensation expense	127.8	110.3
Add: Amortization of intangibles from business combinations	55.6	51.4
Add: Employee severance	5.1	5.2
Add: Acquisition and disposition-related costs(2)(3)	7.5	6.1
Add: Restructuring and other real estate activities	—	0.1
Add: Security Incident-related costs, net of insurance(4)	53.4	55.7
Add: Impairment of capitalized software development costs	—	2.3
Subtotal(1)	249.4	231.1
Non-GAAP income from operations(1)	$294.1	$202.6
Non-GAAP operating margin	26.6%	19.1%

GAAP income (loss) before provision (benefit) for income taxes	$17.6	$(55.6)
GAAP net income (loss)	$1.8	$(45.4)
Shares used in computing GAAP diluted earnings (loss) per share	53,721,342	51,569,148
GAAP diluted earnings (loss) per share	$0.03	$(0.88)
Non-GAAP adjustments:
Add: GAAP income tax provision (benefit)	15.8	(10.2)
Add: Total non-GAAP adjustments affecting income from operations	249.4	231.1
Non-GAAP income before provision for income taxes	267.0	175.5
Assumed non-GAAP income tax provision(5)	53.4	35.1
Non-GAAP net income(1)	$213.6	$140.4

Shares used in computing Non-GAAP diluted earnings per share	53,721,342	52,207,573
Non-GAAP diluted earnings per share	$3.98	$2.69

2023 Form 10-K	49

Blackbaud, Inc.
(1)The individual amounts for each year may not sum to subtotal, non-GAAP gross profit, non-GAAP income from operations, non-GAAP income before provision for income taxes or non-GAAP net income due to rounding.
(2)Includes a $2.0 million noncash impairment of certain intangible assets held for sale during the twelve months ended December 31, 2022.
(3)Includes noncash impairment charges incurred during the twelve months ended December 31, 2023 related to the sublease of our Washington, DC office location the lease of which was acquired during the EVERFI acquisition.
(4)Includes Security Incident-related costs incurred during the twelve months ended December 31, 2023 of $53.4 million, which includes approximately $31.0 million in settlements and recorded aggregate liabilities for loss contingencies, net of insurance recoveries during the same period of $0.0 million and during the twelve months ended December 31, 2022 of $57.6 million, which included approximately $23.0 million in recorded aggregate liabilities for loss contingencies, net of insurance recoveries during the same period of $1.9 million. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims, negotiated settlements and accruals for certain loss contingencies. Not included in this adjustment were costs associated with enhancements to our cybersecurity program. For full year 2024, we currently expect net pre-tax expense of approximately $5 million to $10 million and net cash outlays of approximately $8 million to $13 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees, are expensed as incurred. As of December 31, 2023, we have recorded approximately $1.5 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain customers related to the Security Incident that we believe we can reasonably estimate. In connection with the settlement of the multi-state Attorneys General investigation (as previously disclosed on October 5, 2023), we paid $49.5 million during the fourth quarter of 2023. There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of December 31, 2023 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgement, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
(5)We apply a non-GAAP effective tax rate of 20.0% when calculating non-GAAP net income and non-GAAP diluted earnings per share.
Beginning in 2024, we intend to update the non-GAAP tax rate we apply when calculating non-GAAP net income and non-GAAP diluted earnings per share in future periods. Since the first quarter of 2018, for the purposes of determining non-GAAP net income, we have utilized a non-GAAP tax rate of 20.0% in our calculation of the assumed non-GAAP income tax provision. We intend to adjust this rate to 24.5% to better reflect our periodic effective tax rate calculated in accordance with GAAP and our current expectations. The increase in our non-GAAP tax rate is primarily driven by increases in income tax rates in jurisdictions we operate in. Furthermore, as profitability increases, the effect of tax impacting items, including research and development credits, lessens such that our assumed non-GAAP tax rate moves closer to the statutory rate. The increase in our non-GAAP tax rate is primarily driven by increases in income tax rates in jurisdictions we operate in. Furthermore, as our non-GAAP profitability increases, the effect of tax impacting items lessens such that our assumed non-GAAP tax rate moves closer to the statutory tax rate. The non-GAAP tax rate utilized in future periods will be reviewed annually to determine whether it remains appropriate in consideration of our financial results including our periodic effective tax rate calculated in accordance with GAAP, our operating environment and related tax legislation in effect and other factors deemed necessary. All measures of the tax impact related to non-GAAP net income and non-GAAP diluted earnings per share included above are calculated under our historical methodology.

50	2023 Form 10-K

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

	Years ended December 31,
(dollars in millions)	2023	2022
GAAP revenue	$1,105.4	$1,058.1
GAAP revenue growth	4.5%
Less: Non-GAAP revenue from divested businesses(1)	—	(3.5)
Non-GAAP organic revenue(2)	$1,105.4	$1,054.6
Non-GAAP organic revenue growth	4.8%

Non-GAAP organic revenue(2)	1,105.4	1,054.6
Foreign currency impact on Non-GAAP organic revenue(3)	0.4	—
Non-GAAP organic revenue on constant currency basis(3)	$1,105.9	$1,054.6
Non-GAAP organic revenue growth on constant currency basis	4.9%

GAAP recurring revenue	$1,071.5	$1,011.7
GAAP recurring revenue growth	5.9%
Less: Non-GAAP recurring revenue from divested businesses(1)	—	(3.4)
Non-GAAP organic recurring revenue	$1,071.5	$1,008.3
Non-GAAP organic recurring revenue growth	6.3%

Non-GAAP organic recurring revenue(2)	$1,071.5	$1,008.3
Foreign currency impact on non-GAAP organic recurring revenue(3)	0.5	—
Non-GAAP organic recurring revenue on constant currency basis(3)	$1,072.0	$1,008.3
Non-GAAP organic recurring revenue growth on constant currency basis	6.3%
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

2023 Form 10-K	51

Blackbaud, Inc.
Rule of 40
We previously defined Rule of 40 as non-GAAP organic revenue growth plus non-GAAP adjusted EBITDA margin. Non-GAAP adjusted EBITDA is defined as GAAP net income plus interest, net; income tax provision (benefit); depreciation; amortization of intangible assets from business combinations; amortization of software and content development costs; stock-based compensation; employee severance; acquisition and disposition-related costs; restructuring and other real estate activities; Security Incident-related costs, net of insurance; and impairment of capitalized software development costs. Beginning in the fiscal quarter ended June 30, 2022, we now also include in non-GAAP adjusted EBITDA impairment of capitalized software and content development costs because we believe it is not directly related to our operating performance in any particular period.

	Years ended December 31,
(dollars in millions)	2023	2022
GAAP net income (loss)	$1.8	$(45.4)
Non-GAAP adjustments:
Add: Interest, net	31.1	34.1
Add: GAAP income tax provision (benefit)	15.8	(10.2)
Add: Depreciation	13.0	14.1
Add: Amortization of intangibles from business combinations	55.6	51.4
Add: Amortization of software and content development costs(1)	45.3	39.0
Subtotal(2)	160.9	128.4
Non-GAAP EBITDA(2)	$162.7	$83.0
Non-GAAP EBITDA margin(3)	14.7%

Non-GAAP adjustments:
Add: Stock-based compensation expense	127.8	110.3
Add: Employee severance	5.1	5.2
Add: Acquisition and disposition-related costs(4)	7.5	6.1
Add: Restructuring and other real estate activities	—	0.1
Add: Security Incident-related costs, net of insurance(4)	53.4	55.7
Add: Impairment of capitalized software development costs	—	2.3
Subtotal(2)	193.8	179.7
Non-GAAP Adjusted EBITDA(2)	$356.5	$262.6
Non-GAAP Adjusted EBITDA margin(5)	32.2%

Rule of 40(6)	37.0%

Non-GAAP adjusted EBITDA	356.5	262.6
Foreign currency impact on Non-GAAP adjusted EBITDA	—	6.3
Non-GAAP adjusted EBITDA on constant currency basis(7)	356.5	268.9
Non-GAAP adjusted EBITDA margin on constant currency basis(7)	32.2%

Rule of 40 on constant currency basis(8)	37.1%
(1)Includes amortization expense related to software and content development costs and amortization expense from capitalized cloud computing implementation costs.
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

52	2023 Form 10-K

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

	Years ended December 31,
(dollars in millions)	2023	2022
GAAP net cash provided by operating activities	$199.6	$203.9
GAAP operating cash flow margin	18.1%	19.3%
Non-GAAP adjustments:
Less: purchase of property and equipment	(4.7)	(12.3)
Less: capitalized software and content development costs	(59.4)	(58.8)
Non-GAAP free cash flow(1)	$135.5	$132.8
Non-GAAP free cash flow margin	12.3%	12.6%
Non-GAAP adjustments:
Add: Security Incident-related cash flows, net of insurance	78.0	20.9
Non-GAAP adjusted free cash flow(1)	$213.5	$153.7
Non-GAAP adjusted free cash flow margin	19.3%	14.5%
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

2023 Form 10-K	53

Blackbaud, Inc.
These patterns may change as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, large dollar customer bookings and contract renewals, or as a result of acquisitions, new market opportunities, new solution introductions or other factors.

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	December 31, 2023	December 31, 2022	Change
Cash and cash equivalents	$31.3	$31.7	(1.4)%
Property and equipment, net	98.7	107.4	(8.1)%
Software and content development costs, net	160.2	141.0	13.6%
Total carrying value of debt	779.7	859.0	(9.2)%
Working capital	(267.4)	(312.0)	14.3%
The following table presents selected financial information about our cash flows:

	Years ended December 31,
(dollars in millions)	2023	2022	Change
Net cash provided by operating activities	$199.6	$203.9	(2.1)%
Net cash used in investing activities	(64.4)	(85.5)	(24.7)%
Net cash used in financing activities	(143.0)	(25.7)	456.5%
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
As a well-known seasoned issuer, we filed an automatic shelf registration statement for an undetermined amount of debt and equity securities with the SEC on January 14, 2022. Under this universal shelf registration statement we may offer and sell, from time to time, debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units. Subject to certain conditions, this registration statement will be effective through January 13, 2025.
We resumed stock repurchases during the fourth quarter of 2023 under our then existing stock repurchase program that authorized us to purchase up to $250.0 million of our outstanding shares of common stock. On January 17, 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by raising the total capacity under the program from $250.0 million to $500.0 million available for repurchases. The remaining amount available to purchase stock under the stock repurchase program was $499.4 million as of February 16, 2024. We plan to repurchase shares going forward to at least offset the dilution from our annual stock-based compensation and possibly beyond that amount as market conditions and our strategic plans permit. See additional details regarding our stock repurchase program below on page 56.
At December 31, 2023, our total cash and cash equivalents balance included approximately $13.2 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.

54	2023 Form 10-K

Blackbaud, Inc.
Operating Cash Flow
Throughout 2023 and 2022, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, deferred income taxes, amortization of deferred financing costs and debt discount and adjustments to our provision for credit losses and sales returns; and (ii) changes in our working capital.
Working capital changes are comprised of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities and deferred revenue.

2023 vs. 2022
Net cash provided by operating activities decreased by $4.3 million during the year ended December 31, 2023, when compared to the same period in 2022, primarily due to a $71.3 million increase in net income adjusted for non-cash expenses and a $75.5 million decrease in cash flow from operations associated with working capital.
The decrease in cash flow from operations associated with working capital during 2023, when compared to 2022, was primarily due to:
•fluctuations in the timing of vendor payments; and
•a decrease in accrued expenses related to the Security Incident.
Security Incident update
As discussed in Note 11 to our consolidated financial statements included in this report, total costs related to the Security Incident exceeded the limit of our insurance coverage in the first quarter of 2022. Accordingly, the Security Incident has negatively impacted, and we expect it to continue for the foreseeable future to negatively impact, our GAAP profitability and GAAP cash flow (see discussion regarding non-GAAP free cash flow and non-GAAP adjusted free cash flow on page 53). For full year 2023, we had net cash outlays of $78.0 million related to the Security Incident, which included ongoing legal fees, the $3.0 million civil penalty paid during the first quarter of 2023 related to the SEC settlement and the $49.5 million civil penalty paid during the fourth quarter of 2023 related to the multi-state Attorneys General settlement. For full year 2024, we currently expect net pre-tax expense of approximately $5.0 million to $10.0 million and net cash outlays of approximately $8.0 million to $13.0 million for ongoing legal fees related to the Security Incident.
As of December 31, 2023, we have recorded approximately $1.5 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain customers related to the Security Incident that we believe we can reasonably estimate in accordance with our loss contingency procedures described in Note 11. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of December 31, 2023 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgement, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.

2023 Form 10-K	55

Blackbaud, Inc.
Investing Cash Flow
During 2024, we expect our total capital expenditures, including estimated outlays for capitalized software development costs, to be between approximately $65.0 million and $75.0 million.

2023 vs. 2022
Net cash used in investing activities of $64.4 million decreased by $21.2 million during 2023, when compared to 2022.
During 2022, we received net cash of $6.4 million related to our disposition of Blackbaud FIMS™ and DonorCentral® NXT.
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
During 2023, we used $59.4 million for software and content development costs, which was up $0.7 million from cash spent during 2022. We also spent $4.7 million of cash for purchases of property and equipment during 2023, which was a decrease of $7.6 million from cash spent in 2022.
Financing Cash Flow

2023 vs. 2022
During 2023, we had a net decrease in borrowings of $81.4 million. During 2023, we repurchased $18.8 million of our common stock while we did not repurchase any of our common stock during 2022 (see additional details below regarding our stock repurchase program).
We paid $35.9 million to satisfy tax obligations of employees upon settlement or exercise of equity awards during 2023 compared to $36.4 million during 2022. The amount of taxes paid by us on behalf of employees related to the settlement or exercise of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter.
During 2023, cash flow from financing activities associated with changes in restricted cash due to customers decreased $6.8 million, compared to an increase of $111.4 million during 2022. This line in the statement of cash flows represents the change in the amount of restricted cash held and payable by us to customers from one period to the next. This restricted cash due to customers is not available to us for operational purposes.
Stock repurchase program
In December 2021, our Board of Directors reauthorized, expanded and replenished our stock repurchase program that authorizes us to purchase up to $250.0 million of our outstanding shares of common stock. The program does not have an expiration date. Under the stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. During the year ended December 31, 2023, we repurchased 221,836 shares for $18.8 million. The remaining amount available to purchase stock under the then approved stock repurchase program was $231.2 million as of December 31, 2023.
On January 17, 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by raising the total capacity under the program from $250.0 million to $500.0 million available for repurchases. Between January 1, 2024 and January 17, 2024, we repurchased $22.3 million under the prior authorization. Between January 18, 2024 and February 16, 2024, we repurchased an additional 7,114 shares for $0.6 million under the new authorization. The remaining amount available to purchase stock under the stock repurchase program was $499.4 million as of February 16, 2024. We plan

56	2023 Form 10-K

Blackbaud, Inc.
to repurchase shares going forward to at least offset the dilution from our annual stock-based compensation and possibly beyond that amount as market conditions and our strategic plans permit.
2020 Credit Facility
Historically, we have drawn on our credit facility from time to time to help us meet financial needs primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At December 31, 2023, our available borrowing capacity under the 2020 Credit Facility was $384.5 million. The 2020 Credit Facility matures in October 2025.
At December 31, 2023, the carrying amount of our debt under the 2020 Credit Facility was $720.6 million. Our average daily borrowings were $760.2 million during 2023.
The term loans under the 2020 Credit Facility and our other debt require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2020 Credit Facility in October 2025. Certain real estate loans (as described in Note 9 to our audited consolidated financial statements included in this report) also require periodic principal payments and the balances of the real estate loans are due upon maturity in April 2038.
The following is a summary of the financial covenants under the 2020 Credit Facility:

Financial Covenant	Requirement	Ratio as of December 31, 2023
Net Leverage Ratio(1)	≤ 4.00 to 1.00	1.97 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	9.67 to 1.00
(1)Under the terms of the 2020 Credit Facility, the Net Leverage Ratio requirement may be increased by up to 0.50 provided we satisfy certain requirements, including a permitted business acquisition, and provided that the maximum Net Leverage Ratio shall not exceed 4.25 to 1.00.
Under the 2020 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2020 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2020 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or stock repurchase. At December 31, 2023, we were in compliance with our debt covenants under the 2020 Credit Facility. See Note 9 to our consolidated financial statements included in this report for additional information regarding the 2020 Credit Facility.
Commitments and Contingencies
As of December 31, 2023, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Less than 1 year	More than 1 year	Total(1)
Recorded contractual obligations:
Debt	$19.3	$761.9	$781.1
Operating leases	8.7	46.8	55.5
Interest payments on debt	—	5.5	5.5
Contingent consideration	—	1.4	1.4
Unrecorded contractual obligations:
Purchase obligations	88.1	169.5	257.6
Interest payments on debt	35.1	55.9	90.9
Total contractual obligations(1)	$151.1	$1,040.9	$1,192.0
(1)The individual amounts may not sum to the total due to rounding.

2023 Form 10-K	57

Blackbaud, Inc.
Debt
As of December 31, 2023, we had total remaining principal payments of $781.1 million. These payments represent principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2020 Credit Facility, our real estate loans and our other debt at December 31, 2023 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2020 Revolving Facility for the purposes of determining minimum commitment amounts. See Note 9 to our consolidated financial statements in this report for more information.
Interest payments on debt
In addition to principal payments, as of December 31, 2023, we expect to pay interest expense over the life of our debt obligations of approximately $96.4 million. These payments represent our estimated future interest payments on debt using our debt balances and the related weighted average effective interest rates as of December 31, 2023, which includes the effect of interest rate swap agreements. The actual interest expense recognized in our consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions on our remaining principal payments described above.
Operating leases
As of December 31, 2023, we had remaining operating lease payments of $55.5 million. These payments have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements or the amount representing imputed interest of $8.7 million. Our operating leases are generally for corporate offices, subleased offices and certain equipment and furniture. Given our remote-first workforce strategy and real estate footprint optimization efforts, as discussed above, we do not anticipate entering any new, material operating leases for offices for the foreseeable future. See Note 11 to our consolidated financial statements in this report for more information.
Purchase obligations
As of December 31, 2023, we had remaining purchase obligations of $257.6 million. These purchase obligations are for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. Our purchase obligations are not recorded as liabilities on our consolidated balance sheets as of December 31, 2023, as we had not received the related services. See Note 11 to our consolidated financial statements in this report for more information.
The total liability for uncertain tax positions as of December 31, 2023 was $3.2 million. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of December 31, 2023.
In connection with the settlement of the multi-state Attorneys General investigation relating to the Security Incident, as discussed in Note 11 to our consolidated financial statements in this report, we have agreed to implement and improve certain of our cybersecurity programs and tools through October 2030. The currently anticipated costs in connection with these efforts are expected to be expensed as incurred.
Contingent consideration
In connection with our acquisition of Kilter, we are obligated to pay contingent consideration upon the achievement of certain milestones. For information regarding our contingent consideration obligations, see Note 3 to our consolidated financial statements in this report.

58	2023 Form 10-K

Blackbaud, Inc.

Foreign Currency Exchange Rates
Approximately 14% of our total revenue for 2023 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive (loss) income as a component of stockholders’ equity, was a loss of $9.8 million as of December 31, 2023 and a loss of $14.9 million as of December 31, 2022. We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds into U.S. dollars.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. During 2023, foreign translation had an insignificant impact on our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. During 2023, the fluctuation in foreign currency exchange rates impacted our total revenue and our income from operations by insignificant amounts. We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian dollar against changes in the exchange rate with the U.S. dollar. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

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

2023 Form 10-K	59

Blackbaud, Inc.

Revenue Recognition
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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
We have not made any material changes in the accounting methodology we use to recognize revenue during the year ended December 31, 2023.
Our revenue recognition accounting methodology may contain uncertainties because it could require us to make significant estimates and assumptions, and to apply judgment for certain customer contracts.

For example, for certain arrangements that have multiple performance obligations, we may need to exercise judgment and use estimates in order to (1) determine whether performance obligations are distinct and should be accounted for separately; (2) determine the standalone selling price of each performance obligation; (3) allocate the transaction price among the various performance obligations on a relative standalone selling price basis; and (4) determine whether revenue for each performance obligation should be recognized at a point in time or over time.
If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue or deferred revenue that we report in a particular period.

60	2023 Form 10-K

Blackbaud, Inc.

Business Combinations
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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
We have not made any material changes in the accounting methodology we use for business combinations during the year ended December 31, 2023.

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

See Note 3 to our consolidated financial statements in this report for information regarding our business acquisitions.

2023 Form 10-K	61

Blackbaud, Inc.

Income Taxes
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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
We have not made any material changes in the accounting methodology we use to assess income tax during the year ended December 31, 2023.
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
We have not made any material changes in the accounting methodology we use to assess impairment loss during the year ended December 31, 2023.
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

During 2023, we recorded immaterial noncash impairment charges against certain operating lease ROU assets and certain property and equipment assets. For additional information, see Notes 7 and 11 to our consolidated financial statements in this report.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to assess impairment losses. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could materially adversely impact our consolidated financial position and results of operations.

62	2023 Form 10-K

Blackbaud, Inc.

Loss Contingencies
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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
We have not made any material changes in the accounting methodology we use to assess loss contingencies during the year ended December 31, 2023.

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
Although we believe we have substantial defenses in these matters, we could incur judgments or enter into settlements of claims that could have a material adverse effect on our consolidated financial position, results of operations or cash flows in any particular period. For additional information, see Note 11 to our consolidated financial statements in this report.

Recently Issued Accounting Pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 to our consolidated financial statements in this report.

2023 Form 10-K	63

Blackbaud, Inc.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Additionally, our interest income that we primarily earn on restricted cash held and payable by us to customers for our payment processing solutions acts as a partial natural hedge against our interest rate risk. Our interest rate exposure includes SOFR rates. Because the Financial Conduct Authority in the U.K. previously stated that it would phase out all tenors of LIBOR by June 2023, we modified our financial contracts that were indexed to LIBOR to reference SOFR during 2022. These modifications did not have a significant financial impact. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of December 31, 2023, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2022 and December 31, 2023.

Foreign Currency Risk
For a discussion of our exposure to foreign currency exchange rate fluctuations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Exchange Rates” in Item 7 of this report.

64	2023 Form 10-K

Blackbaud, Inc.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BLACKBAUD, INC.

2023 Form 10-K	65

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Blackbaud, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Blackbaud, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, cash flows, and stockholders’ equity for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2024, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Revenue Recognition - Payment Processing Services
Description of the Matter	The Company recorded transactional recurring revenues of $333 million for the year ended December 31, 2023. Included in transactional recurring revenues are revenues related to payment processing services provided to customers that enable donations and the purchase of goods and services. As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue for payment processing services over time based on the amount billable to the customer since it has the right to invoice the customer in an amount that directly corresponds with the value to the customer for the Company’s performance to date. The processing of transactions and recording of revenues for these services involves a significant volume of transactions that are highly automated and are based on contractual terms with the customer and the Company’s third-party vendors.

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

66	2023 Form 10-K

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its payment processing services provided to customers that enable donations and the purchase of goods and services. We identified the relevant systems used in these payment processing services, including relevant third-party service organization systems, and evaluated the IT general controls over each of these systems. We also tested the relevant automated controls and other business processes controls.

To test revenue recognized for payment processing services, our procedures included, among others, the involvement of data professionals to recalculate the revenue recognized. For a selection of payment processing transactions, we also agreed the amount of revenues recognized for processing fees retained by the Company to source documents and tested the mathematical accuracy of the recorded revenue. We also evaluated if the transactions were processed, and funds received prior to December 31, 2023, including sending confirmations directly to financial institutions.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2021.
Raleigh, North Carolina
February 21, 2024

2023 Form 10-K	67

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Blackbaud, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Blackbaud, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Blackbaud, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive loss, cash flows, and stockholders' equity for the two years in the period ended December 31, 2023, and the related notes and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Raleigh, North Carolina
February 21, 2024

68	2023 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Blackbaud, Inc.

Opinion on the Financial Statements
We have audited the consolidated statements of comprehensive (loss) income, of stockholders' equity and of cash flows of Blackbaud, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2021 including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 1, 2022
We served as the Company’s auditor from 2000 to 2022.

2023 Form 10-K	69

Blackbaud, Inc.
Consolidated Balance Sheets

(dollars in thousands, except per share amounts)	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$31,251	$31,691
Restricted cash	697,006	702,240
Accounts receivable, net of allowance of $6,907 and $7,318 at December 31, 2023 and December 31, 2022, respectively	101,862	102,809
Customer funds receivable	353	249
Prepaid expenses and other current assets	99,285	81,654
Total current assets	929,757	918,643
Property and equipment, net	98,689	107,426
Operating lease right-of-use assets	36,927	45,899
Software and content development costs, net	160,194	141,023
Goodwill	1,053,738	1,050,272
Intangible assets, net	581,937	635,136
Other assets	51,037	94,304
Total assets	$2,912,279	$2,992,703
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$25,184	$42,559
Accrued expenses and other current liabilities	64,322	86,002
Due to customers	695,842	700,860
Debt, current portion	19,259	18,802
Deferred revenue, current portion	392,530	382,419
Total current liabilities	1,197,137	1,230,642
Debt, net of current portion	760,405	840,241
Deferred tax liability	93,292	125,759
Deferred revenue, net of current portion	2,397	2,817
Operating lease liabilities, net of current portion	40,085	44,918
Other liabilities	10,258	4,294
Total liabilities	2,103,574	2,248,671
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized; 69,188,304 and 67,814,044 shares issued at December 31, 2023 and December 31, 2022, respectively; 53,625,440 and 53,068,814 shares outstanding at December 31, 2023 and December 31, 2022, respectively	69	68
Additional paid-in capital	1,203,012	1,075,264
Treasury stock, at cost; 15,562,864 and 14,745,230 shares at December 31, 2023 and December 31, 2022, respectively	(591,557)	(537,287)
Accumulated other comprehensive (loss) income	(1,688)	8,938
Retained earnings	198,869	197,049
Total stockholders’ equity	808,705	744,032
Total liabilities and stockholders’ equity	$2,912,279	$2,992,703

The accompanying notes are an integral part of these consolidated financial statements.

70	2023 Form 10-K

Blackbaud, Inc.
Consolidated Statements of Comprehensive (Loss) Income

(dollars in thousands, except per share amounts)	Years ended December 31,
	2023	2022	2021
Revenue
Recurring	$1,071,520	$1,011,733	$880,850
One-time services and other	33,912	46,372	46,890
Total revenue	1,105,432	1,058,105	927,740
Cost of revenue
Cost of recurring	470,455	463,449	390,803
Cost of one-time services and other	31,733	41,940	52,392
Total cost of revenue	502,188	505,389	443,195
Gross profit	603,244	552,716	484,545
Operating expenses
Sales, marketing and customer success	212,158	221,455	186,314
Research and development	153,304	156,913	124,573
General and administrative	189,938	199,908	146,262
Amortization	3,139	2,925	2,227
Restructuring	—	—	263
Total operating expenses	558,539	581,201	459,639
Income (loss) from operations	44,705	(28,485)	24,906
Interest expense	(39,922)	(35,803)	(18,003)
Other income, net	12,861	8,713	180
Income (loss) before provision for income taxes	17,644	(55,575)	7,083
Income tax provision (benefit)	15,824	(10,168)	1,385
Net income (loss)	$1,820	$(45,407)	$5,698
Earnings (loss) per share
Basic	$0.03	$(0.88)	$0.12
Diluted	$0.03	$(0.88)	$0.12
Common shares and equivalents outstanding
Basic weighted average shares	52,546,406	51,569,148	47,412,306
Diluted weighted average shares	53,721,342	51,569,148	48,230,438
Other comprehensive (loss) income
Foreign currency translation adjustment	$5,049	$(16,160)	$661
Unrealized (loss) gain on derivative instruments, net of tax	(15,675)	18,576	8,358
Total other comprehensive (loss) income	(10,626)	2,416	9,019
Comprehensive (loss) income	$(8,806)	$(42,991)	$14,717

The accompanying notes are an integral part of these consolidated financial statements.

2023 Form 10-K	71

Blackbaud, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$1,820	$(45,407)	$5,698
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	109,487	102,369	82,410
Provision for credit losses and sales returns	4,500	6,066	11,450
Stock-based compensation expense	127,762	110,294	120,379
Deferred taxes	(24,368)	(26,644)	(2,429)
Amortization of deferred financing costs and discount	1,775	2,364	1,570
Other non-cash adjustments	5,023	5,676	10,490
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(3,237)	(7,340)	(6,525)
Prepaid expenses and other assets	16,851	26,235	(2,048)
Trade accounts payable	(18,576)	21,607	(9,670)
Accrued expenses and other liabilities	(30,275)	(2,386)	(8,190)
Deferred revenue	8,872	11,059	10,526
Net cash provided by operating activities	199,634	203,893	213,661
Cash flows from investing activities
Purchase of property and equipment	(4,685)	(12,289)	(11,664)
Capitalized software and content development costs	(59,443)	(58,774)	(40,489)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	(13)	(20,912)	(419,120)
Cash received in sale of business	—	6,426	—
Other investing activities	(250)	—	—
Net cash used in investing activities	(64,391)	(85,549)	(471,273)
Cash flows from financing activities
Proceeds from issuance of debt	293,200	211,000	582,200
Payments on debt	(374,595)	(310,740)	(152,971)
Debt issuance costs	—	—	(3,106)
Stock issuance costs	—	(1,339)	—
Employee taxes paid for withheld shares upon equity award settlement	(35,867)	(36,376)	(39,404)
Change in due to customers	(6,812)	111,386	(13,464)
Change in customer funds receivable	(60)	380	(731)
Purchase of treasury stock	(18,831)	—	(108,416)
Net cash (used in) provided by financing activities	(142,965)	(25,689)	264,108
Effect of exchange rate on cash, cash equivalents and restricted cash	2,048	(10,486)	297
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,674)	82,169	6,793
Cash, cash equivalents and restricted cash, beginning of year	733,931	651,762	644,969
Cash, cash equivalents and restricted cash, end of year	$728,257	$733,931	$651,762

Supplemental disclosure of cash flow information
Cash paid for interest	$(38,052)	$(33,371)	$(16,386)
Cash (paid) for taxes, net of refunds	(35,619)	(9,670)	(10,073)
Non-cash investing and financing activities:
Purchase of EVERFI through the issuance of stock (see Note 3)	—	—	(303,633)
Purchase of software and services by assuming directly related liabilities	(2,491)	(1,710)	—
Purchase of equipment and other assets included in accounts payable	(837)	(158)	(1,747)
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown above in the consolidated statements of cash flows:

(dollars in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$31,251	$31,691
Restricted cash	697,006	702,240
Total cash, cash equivalents and restricted cash in the statement of cash flows	$728,257	$733,931

The accompanying notes are an integral part of these consolidated financial statements.

72	2023 Form 10-K

Blackbaud, Inc.
Consolidated Statements of Stockholders' Equity

(dollars in thousands)	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	60,904,638	$61	(12,054,268)	$(353,091)	$544,963	$(2,497)	$236,714	$426,150
Net income	—	—	—	—	—	—	5,698	5,698
Common stock issued in purchase of EVERFI (see Note 3)	3,844,423	4	—	—	303,629	—	—	303,633
Purchase of treasury shares under stock repurchase program	—	—	(1,592,933)	(108,416)	—	—	—	(108,416)
Vesting of restricted stock units	1,014,562	1	—	—	—	—	—	1
Shares withheld to satisfy tax withholdings	—	—	(535,604)	(39,404)	—	—	—	(39,404)
Stock-based compensation	—	—	—	—	120,335	—	44	120,379
Restricted stock grants	596,763	—	—	—	—	—	—	—
Restricted stock cancellations	(194,720)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	9,019	—	9,019
Balance at December 31, 2021	66,165,666	$66	(14,182,805)	$(500,911)	$968,927	$6,522	$242,456	$717,060
Net loss	—	—	—	—	—	—	(45,407)	(45,407)
Stock issuance costs related to purchase of EVERFI (see Note 3)	—	—	—	—	(1,352)	—	—	(1,352)
Retirements of common stock(1)	(33,535)	—	—	—	(2,605)	—	—	(2,605)
Vesting of restricted stock units	1,015,304	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(562,425)	(36,376)	—	—	—	(36,376)
Stock-based compensation	—	—	—	—	110,294	—	—	110,294
Restricted stock grants	846,295	2	—	—	—	—	—	2
Restricted stock cancellations	(179,686)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,416	—	2,416
Balance at December 31, 2022	67,814,044	$68	(14,745,230)	$(537,287)	$1,075,264	$8,938	$197,049	$744,032
Net income	—	—	—	—	—	—	1,820	1,820
Retirements of common stock(1)	(143)	—	—	—	(14)	—	—	(14)
Purchase of treasury shares under stock repurchase program	—	—	(221,836)	(18,831)	—	—	—	(18,831)
Vesting of restricted stock units	1,007,921	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(595,798)	(35,439)	—	—	—	(35,439)
Stock-based compensation	—	—	—	—	127,762	—	—	127,762
Restricted stock grants	473,341	1	—	—	—	—	—	1
Restricted stock cancellations	(106,859)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(10,626)	—	(10,626)
Balance at December 31, 2023	69,188,304	$69	(15,562,864)	$(591,557)	$1,203,012	$(1,688)	$198,869	$808,705
(1)Represents shares retired after determining certain EVERFI's selling shareholders would be paid in cash, rather than shares of our common stock. See Note 3 for additional information regarding our acquisition of EVERFI.

The accompanying notes are an integral part of these consolidated financial statements.

2023 Form 10-K	73

Blackbaud, Inc.
Notes to Consolidated Financial Statements

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
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud and hosted environments; (ii) providing payment and transaction services; and (iii) providing Impact-as-a-Service™ digital educational content. Revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

74	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.
Our recurring revenue includes two components: contractual recurring and transactional recurring.
Contractual recurring
Contractual recurring revenue is primarily comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud solutions, Impact-as-a-Service™ digital educational content, online training programs and subscription-based analytic services. Contractual recurring revenue also includes fees from maintenance services for our on-premises solutions.
Contractual recurring revenue represents stand-ready performance obligations in which we are making our solutions or services available to our customers continuously over time or the value of the contract renews. Therefore, recurring revenue is generally recognized over time on a ratable basis over the contract term, beginning on the date that the solution or service is made available to the customer. Our recurring revenue contracts are generally for a term of three years at contract inception with three-year renewals thereafter, billed annually in advance and non-cancelable.
Transactional recurring
Transactional recurring revenue is comprised of transaction fees associated with the use of our solutions, including donation processing, tuition management, consumer giving and event-based usage.
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

2023 Form 10-K	75

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Costs of obtaining contracts, contract assets and deferred revenue
We pay sales commissions at the time contracts with customers are signed or shortly thereafter, depending on the size and duration of the sales contract. Sales commissions and related fringe benefits earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized in a manner that aligns with the expected period of benefit, which we have historically determined to be five years. We determined the period of benefit by taking into consideration our customer contracts, including renewals, retention, our technology and other factors. We generally do not pay commissions for contract renewals that are commensurate with the commission paid on the initial contract. The related amortization expense is included in sales, marketing and customer success expense in our consolidated statements of comprehensive income.
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

76	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted cash due to customers and accounts receivable. Our cash and cash equivalents and restricted cash due to customers are placed with high credit-quality financial institutions. Our accounts receivable is derived from sales to customers. With respect to accounts receivable, we perform ongoing evaluations of our customers and maintain an allowance for credit losses based on historical experience and our expectations of future credit losses. As of and for the years ended December 31, 2023, 2022 and 2021, there were no significant concentrations with respect to our consolidated revenues or accounts receivable.
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
Construction-in-progress primarily related to purchases of information technology assets which had not been placed in service at the respective balance sheet dates. We transfer these assets to the applicable property and equipment category on the date they are placed in service. There was no capitalized interest applicable to construction-in-progress for the years ended December 31, 2023 and 2022.
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

2023 Form 10-K	77

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
The quantitative impairment test compares the fair values of identified reporting units with their respective carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Based on our current internal reporting structure, we have one operating segment, one reportable segment, and one reporting unit. In each of 2023, 2022 and 2021, we performed the quantitative impairment test, which indicated that the estimated fair values of the identified reporting units significantly exceeded their respective carrying values. There were no impairments of goodwill during 2023, 2022 and 2021.
Intangible assets other than goodwill
We amortize finite-lived intangible assets over their estimated useful lives as follows.

	Basis of amortization	Amortization period (in years)
Customer relationships	Straight-line and Curve of Economic Benefit(1)	10-17
Marketing assets	Straight-line and Curve of Economic Benefit(1)	14-15
Developed technology	Straight-line and Curve of Economic Benefit(1)	3-14
Content	Straight-line	9
(1)Certain of the customer relationships, marketing assets and developed technology assets are amortized on a curve that represents the expected period of economic benefit.
We write off the gross carrying amount and accumulated amortization balances for all fully amortized intangible assets. We evaluate the estimated useful lives and the potential for impairment of finite and indefinite-lived intangible assets on an annual basis or more frequently if events or circumstances indicate revised estimates of useful lives may be appropriate or that the carrying amount may be impaired. If the carrying amount of a finite-lived intangible asset is no longer recoverable based upon the undiscounted cash flows of the asset, the amount of impairment is the difference between the carrying amount and the fair value of the asset. All of our intangible assets were acquired in business combinations. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain intangible assets during 2022. There were no impairments of acquired intangible assets during 2023 and 2021.
Impairment of long-lived assets
We review long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset or asset group is impaired. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain long-lived assets during 2023, 2022 and 2021.
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

78	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other income, net. For the years ended December 31, 2023 and 2021, we recorded net foreign currency losses that were insignificant and $1.6 million, respectively. During the year ended December 31, 2022, we recorded a net foreign currency gain of $4.6 million.
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

2023 Form 10-K	79

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
Qualifying capitalized software and content development costs are amortized on a straight-line basis over the software asset's estimated useful life, which is generally three to seven years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain capitalized software development costs during 2022. There were no impairments of capitalized software assets during 2023 and 2021. We write off the gross carrying amount and accumulated amortization balances for all fully amortized capitalized software and content development cost assets.
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
Below is a summary of the changes in our allowance for credit losses.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Write-off	Recovery	Balance at end of year
2023	$6,022	$2,012	$(2,539)	$601	$6,096
2022	9,375	1,281	(5,162)	528	6,022
2021	9,016	4,483	(4,565)	441	9,375
The amount of write-offs during the year ended December 31, 2023 was lower than during the same periods in 2022 and 2021 as we experienced payment delays during those years related to the COVID-19 pandemic.
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
Below is a summary of the changes in our allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Deduction	Balance at end of year
2023	$1,296	$2,488	$(2,973)	$811
2022	1,780	4,785	(5,269)	1,296
2021	1,276	6,967	(6,463)	1,780

80	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Advertising costs
We expense advertising costs as incurred, which were $14.0 million, $16.5 million and $7.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Restructuring costs
Restructuring costs include charges for the costs of exit or disposal activities. The liability for costs associated with exit or disposal activities is measured initially at fair value and only recognized when the liability is incurred.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, accrued expense and other current liabilities, and operating lease liabilities, net of current portion in our consolidated balance sheet as of December 31, 2023 and 2022.
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
Earnings (loss) per share
We compute basic earnings (loss) per share by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per share reflects the assumed exercise, settlement and vesting of all dilutive securities using the “treasury stock method” except when the effect is anti-dilutive. Potentially dilutive securities consist of shares issuable upon the exercise of stock options and stock appreciation rights and vesting of restricted stock awards and units. In periods where there are net losses and the inclusion of potentially dilutive securities would be anti-dilutive, diluted loss per share is the same as basic loss per share.

2023 Form 10-K	81

Blackbaud, Inc.
Notes to Consolidated Financial Statements

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
2022 Acquisition
Kilter
On August 19, 2022, we acquired all of the outstanding stock of Kilter, Inc., a Delaware corporation, pursuant to an agreement and plan of merger, for approximately $2.9 million in cash, net of closing adjustments. In addition to the consideration paid at closing, we may be required to pay up to a maximum of $3.0 million in additional cash consideration if during the two-year period commencing January 1, 2023 Kilter meets certain application participation targets. As of December 31, 2023, a liability for the contingent consideration is recorded at its current estimated fair value of $1.4 million in other liabilities in our consolidated balance sheet. Any change in the fair value of the contingent liability, or any change upon final settlement, will be recognized in income from operations. Fair values were also assigned to the other assets acquired and liabilities assumed, primarily consisting of goodwill and a finite-lived developed technology intangible asset, which will be amortized over an estimated useful life of three years. We finalized the purchase price allocation of Kilter, including the valuation of assets acquired and liabilities assumed, during the third quarter of 2023. Insignificant acquisition-related costs, which primarily consisted of legal services, were recorded as general and administrative expense during the year ended December 31, 2023.
2021 Acquisition
EVERFI
On December 31, 2021, we acquired all of the outstanding equity securities, including all voting equity interests, of EVERFI, Inc., a Delaware corporation, pursuant to an agreement and plan of merger. We acquired the equity securities for approximately $441.8 million in cash consideration and 3,810,888 shares of our common stock, valued at approximately $301.0 million, for an aggregate purchase price of approximately $742.8 million, net of closing adjustments. The cash consideration and related expenses were funded primarily through cash on hand and new borrowings under the 2020 Credit Facility (as defined below). As a result of the acquisition, EVERFI became a wholly owned subsidiary of ours. The operating results of EVERFI have been included in our consolidated financial statements from the date of acquisition. During the year ended December 31, 2021, we incurred insignificant acquisition-related expenses associated with the acquisition, which were recorded in general and administrative expense. In accordance with applicable accounting rules, we determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented. We finalized the purchase price allocation of EVERFI, including the valuation of assets acquired and liabilities assumed, during the fourth quarter of 2022.

82	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

4. Goodwill and Other Intangible Assets
The change in goodwill during 2023 consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2022	$1,050,272
Adjustments related to prior year business combination(1)	36
Effect of foreign currency translation	3,430
Balance at December 31, 2023	$1,053,738
(1)Represents immaterial measurement period adjustments during the year ended December 31, 2023 to the fair value of the Kilter assets acquired and liabilities assumed.
We have recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset and related amortization as of:

	December 31,
(dollars in thousands)	2023	2022
Finite-lived gross carrying amount
Customer relationships	$570,104	$569,009
Marketing assets	71,308	69,643
Developed technology	182,956	182,463
Content	17,900	17,900
Total finite-lived gross carrying amount	842,268	839,015
Accumulated amortization
Customer relationships	(174,982)	(146,948)
Marketing assets	(11,985)	(8,371)
Developed technology	(69,386)	(46,571)
Content	(3,978)	(1,989)
Total accumulated amortization	(260,331)	(203,879)
Intangible assets, net	$581,937	$635,136
During the year ended December 31, 2023, changes to the gross carrying amounts of intangible asset classes were primarily related to write-offs of fully amortized intangible assets and the effect of foreign currency translation.
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

2023 Form 10-K	83

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table summarizes amortization expense of our finite-lived intangible assets:

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
Included in cost of revenue:
Cost of recurring	$51,079	$47,085	$33,132
Cost of one-time services and other	1,384	1,407	1,680
Total included in cost of revenue	52,463	48,492	34,812
Included in operating expenses	3,139	2,925	2,227
Total amortization of intangibles from business combinations	$55,602	$51,417	$37,039
The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of December 31, 2023:

Years ending December 31, (dollars in thousands)	Amortization expense
2024	62,332
2025	65,873
2026	64,234
2027	60,038
2028	52,544
Total	$305,021

5. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
(dollars in thousands, except per share amounts)	2023	2022	2021
Numerator:
Net income (loss)	$1,820	$(45,407)	$5,698
Denominator:
Weighted average common shares	52,546,406	51,569,148	47,412,306
Add effect of dilutive securities:
Stock-based awards	1,174,936	—	818,132
Weighted average common shares assuming dilution	53,721,342	51,569,148	48,230,438
Earnings (loss) per share
Basic	$0.03	$(0.88)	$0.12
Diluted	$0.03	$(0.88)	$0.12

Anti-dilutive shares excluded from calculations of diluted earnings (loss) per share	45,614	1,046,307	974,110
Diluted loss per share for the year ended December 31, 2022 was the same as basic loss per share as there was a net loss in the period and inclusion of potentially dilutive securities was anti-dilutive.

84	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

6. Fair Value Measurements
Recurring fair value measurements
Financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair value as of December 31, 2023
Financial assets:
Interest rate swaps	$—	$16,198	$—	$16,198
Total financial assets	$—	$16,198	$—	$16,198

Fair value as of December 31, 2023
Financial liabilities:
Interest rate swaps	$—	$5,004	$—	$5,004
Foreign currency forward contracts	—	536	—	536
Contingent consideration obligations	—	—	1,403	1,403
Total financial liabilities	$—	$5,540	$1,403	$6,943

Fair value as of December 31, 2022
Financial assets:
Interest rate swaps	$—	$31,870	$—	$31,870
Foreign currency forward contracts	—	247	—	247
Total financial assets	$—	$32,117	$—	$32,117

Fair value as of December 31, 2022
Financial liabilities:
Foreign currency forward contracts	$—	$323	$—	$323
Contingent consideration obligations	—	—	2,710	2,710
Total financial liabilities	$—	$323	$2,710	$3,033
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

2023 Form 10-K	85

Blackbaud, Inc.
Notes to Consolidated Financial Statements
time value of money. As the fair value measurements for our contingent consideration obligations contain significant unobservable inputs, they are classified within Level 3 of the fair value hierarchy. See Note 3 to these consolidated financial statements for additional information about our contingent consideration obligations.
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at December 31, 2023 and December 31, 2022, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at December 31, 2023 and December 31, 2022, as the debt bears interest rates that approximate market value. As SOFR rates are observable at commonly quoted intervals, our debt under the 2020 Credit Facility (as defined below) is classified within Level 2 of the fair value hierarchy. The fair value of our fixed rate debt does not exceed the carrying amount.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the years ended December 31, 2023, 2022 and 2021.
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
During the year ended December 31, 2023, we recorded noncash impairment charges of $5.6 million against certain operating lease ROU assets and $1.1 million impairment charges against certain property and equipment assets. See Notes 11 and 7, respectively, to these consolidated financial statements for additional details.
During the year ended December 31, 2022, we recorded noncash impairment charges of $2.3 million against certain previously capitalized software development costs, $2.0 million against certain insignificant customer relationship intangible assets that were held for sale, $1.0 million against certain operating lease ROU assets and insignificant impairment charges against certain property and equipment assets. See Notes 11 and 7, respectively, to these consolidated financial statements for additional details.
During the year ended December 31, 2021, we recorded noncash impairment charges of $3.6 million against certain operating lease ROU assets and $1.7 million against certain property and equipment assets. See Notes 11 and 7, respectively, to these consolidated financial statements for additional details.
There were no other non-recurring fair value adjustments during 2023, 2022 and 2021 except for certain business combination accounting adjustments to the initial fair value estimates of the assets acquired and liabilities assumed at the acquisition date from updated estimates and assumptions during the measurement period. See Note 3 to these consolidated financial statements for additional details.

86	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

7. Property and Equipment and Software and Content Development Costs
Property and equipment
Property and equipment consisted of the following as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2023	2022
Land	—	$9,548	$9,548
Building	39	61,284	61,284
Building improvements	7 - 20	11,720	10,874
Equipment	1 - 5	2,646	2,312
Computer hardware	1 - 5	50,064	47,886
Computer software	1 - 5	21,982	20,299
Construction in progress	—	1,611	3,500
Furniture and fixtures	2 - 7	3,187	3,264
Leasehold improvements	Lesser of lease term or estimated useful life	10,345	11,822
Total property and equipment		172,387	170,789
Less: accumulated depreciation		(73,698)	(63,363)
Property and equipment, net		$98,689	$107,426

Depreciation expense was $13.0 million, $14.1 million and $14.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
During the year ended December 31, 2023, we recorded noncash impairment charges of $1.1 million against certain property and equipment assets. These impairment charges resulted primarily from our entry into a sublease in July 2023 for a portion of our Washington, DC office location, which we previously closed in February 2023 to align with our remote-first workforce strategy and are reflected in general and administrative expense on the statements of comprehensive income.
During the year ended December 31, 2022, we recorded insignificant noncash impairment charges against certain property and equipment assets. These impairment charges resulted primarily from our decision to cease using a portion of our leased office space and are reflected in general and administrative expense on the statements of comprehensive income.
During the year ended December 31, 2021, we recorded noncash impairment charges of $1.7 million against certain property and equipment assets. These impairment charges resulted primarily from our decision to close our Austin office and are reflected in general and administrative expense on the statements of comprehensive income.
Software and content development costs
Software and content development costs consisted of the following as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2023	2022
Software development costs	3 - 7	$287,519	$250,551
Content development costs	5	6,945	3,409
Less: accumulated amortization		(134,270)	(112,937)
Software and content development costs, net		$160,194	$141,023

2023 Form 10-K	87

Blackbaud, Inc.
Notes to Consolidated Financial Statements
During the year ended December 31, 2022, we recorded noncash impairment charges of $2.3 million against certain previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charges were reflected in general and administrative expense and cost of recurring revenue, respectively, on the statements of comprehensive income. These impairment charges resulted primarily from our decision to accelerate the end of customer support for certain solutions.
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
Amortization expense related to software and content development costs was $42.8 million, $36.8 million and $31.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included primarily in cost of recurring.

8. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	December 31, 2023	December 31, 2022
Restricted cash due to customers	$695,489	$700,611
Real estate escrow balances and other	1,517	1,629
Total restricted cash	$697,006	$702,240
Prepaid expenses and other assets

(dollars in thousands)	December 31, 2023	December 31, 2022
Costs of obtaining contracts(1)(2)	$62,377	$74,272
Prepaid software maintenance and subscriptions(3)	35,169	34,766
Derivative instruments	16,198	32,117
Implementation costs for cloud computing arrangements, net(4)(5)	9,259	10,189
Unbilled accounts receivable	5,615	5,775
Prepaid insurance	3,940	4,902
Taxes, prepaid and receivable	3,418	1,855
Deferred tax assets	644	1,153
Other assets	13,702	10,929
Total prepaid expenses and other assets	150,322	175,958
Less: Long-term portion	51,037	94,304
Prepaid expenses and other current assets	$99,285	$81,654
(1)Amortization expense from costs of obtaining contracts was $31.9 million, $33.6 million and $35.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in sales, marketing and customer success expense in our consolidated statements of comprehensive income.
(2)The current portion of costs of obtaining contracts as of December 31, 2023 and 2022 was $25.3 million and $29.1 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of December 31, 2023 and December 31, 2022 was $32.4 million and $31.7 million, respectively.
(4)These costs primarily relate to the multi-year implementations of our global enterprise resource planning and customer relationship management systems.
(5)Amortization expense from capitalized cloud computing implementation costs was $2.5 million, $2.2 million and $1.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Accumulated amortization for these costs was $7.7 million and $5.2 million as of December 31, 2023 and 2022, respectively.

88	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Accrued expenses and other liabilities

(dollars in thousands)	December 31, 2023	December 31, 2022
Taxes payable	$21,282	$16,667
Customer credit balances	10,238	8,257
Operating lease liabilities, current portion	6,701	7,723
Derivative instruments	5,540	323
Accrued commissions and salaries	4,413	6,944
Accrued transaction-based costs related to payments services	4,323	5,059
Accrued health care costs	3,865	2,467
Accrued legal costs	3,659	28,448
Accrued vacation costs	2,452	2,156
Contingent consideration liability	1,403	2,710
Other liabilities	10,704	9,542
Total accrued expenses and other liabilities	74,580	90,296
Less: Long-term portion	10,258	4,294
Accrued expenses and other current liabilities	$64,322	$86,002
Other income, net

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
Interest income	$8,821	$1,746	$392
Currency revaluation (losses) gains	(36)	4,635	(1,644)
Other income, net	4,076	2,332	1,432
Other income, net	$12,861	$8,713	$180

9. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Credit facility:
Revolving credit loans	$114,100	$177,800	7.52%	5.18%
Term loans	607,500	623,750	3.51%	4.26%
Real estate loans	56,745	58,189	5.22%	5.22%
Other debt	2,800	2,247	8.42%	7.38%
Total debt	781,145	861,986	4.24%	4.52%
Less: Unamortized discount and debt issuance costs	1,481	2,943
Less: Debt, current portion	19,259	18,802	7.02%	6.45%
Debt, net of current portion	$760,405	$840,241	4.17%	4.48%

2023 Form 10-K	89

Blackbaud, Inc.
Notes to Consolidated Financial Statements
2020 refinancing
In October 2020, we entered into a 5-year $900.0 million Amended and Restated Credit Agreement (the “2020 Credit Facility”). The 2020 Credit Facility matures in October 2025 and replaced our 5-year $700 million credit facility entered into during June 2017 (the "2017 Credit Facility") by amending and restating it to include a $500.0 million revolving credit facility (the “2020 Revolving Facility”) and a $400.0 million term loan facility (the “2020 Term Loan”). Upon closing, we borrowed $400.0 million pursuant to the 2020 Term Loan and used the proceeds to repay the outstanding principal balance of the term loan under the 2017 Credit Facility, and repay $124.4 million of outstanding revolving credit loans under the 2017 Revolving Facility.
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
The 2020 Credit Facility contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. Financial covenants include a net leverage ratio and an interest coverage ratio. At December 31, 2023, we were in compliance with our debt covenants under the 2020 Credit Facility.
Under the terms of the 2020 Credit Facility, we are entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the Revolving Credit Facility and/or request additional incremental term loans in the aggregate principal amount of up to $250.0 million plus an amount, if any, such that the net leverage ratio shall be no greater than 3.25 to 1.00. At December 31, 2023, our available borrowing capacity under the 2020 Credit Facility was $384.5 million.

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

90	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
At December 31, 2023, the applicable margin for Term SOFR, SONIA and other Eurocurrency Rate loans under the 2020 Credit Facility was 1.625% and the commitment fee applicable to the 2020 Revolving Facility was 0.250%.
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
As of December 31, 2023, deferred financing costs totaling $0.6 million were included in other assets on our consolidated balance sheets.
Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the Seller’s obligations under two senior secured notes with a then-aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). The Real Estate Loans require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038. At December 31, 2023, we were in compliance with our debt covenants under the Real Estate Loans.

2023 Form 10-K	91

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
The following table summarizes our currently effective financing agreements as of December 31, 2023:

(dollars in thousands)	Term in Months	Number of Annual Payments	First Annual Payment Due	Original Loan Value
Effective dates of agreements(1):
December 2022	39	3	January 2023	$1,710
January 2023	36	3	April 2023	2,491
(1)Represent noncash investing and financing transactions during the periods indicated as we purchased software and services by assuming directly related liabilities.
The changes in supplier financing obligations during the years ended December 31, 2023, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2022	$2,247
Additions	2,491
Payments	(1,938)
Balance at December 31, 2023	$2,800
As of December 31, 2023, the required annual maturities related to the 2020 Credit Facility, the Real Estate Loans and our other debt were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2024	$19,259
2025	708,534
2026	1,969
2027	2,166
2028	2,374
Thereafter	46,843
Total required maturities	$781,145

10. Derivative Instruments
We generally use derivative instruments to manage our interest rate and foreign currency exchange risk. We currently have derivatives classified as cash flow hedges and net investment hedges. We do not enter into any derivatives for trading or speculative purposes.
All of our derivative instruments are governed by International Swap Dealers Association, Inc. master agreements with our counterparties. As of December 31, 2023 and December 31, 2022, we have presented the fair value of our derivative instruments at the gross amounts in the consolidated balance sheet as the gross fair values of our derivative instruments equaled their net fair values.
Cash flow hedges
We have entered into interest rate swap agreements, which effectively convert portions of our variable rate debt under the 2020 Credit Facility to a fixed rate for the term of the swap agreements. We designated each of the interest rate swaps as cash flow hedges at the inception of the contracts. As of December 31, 2023 and December 31, 2022, the aggregate notional

92	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
values of the interest rate swaps were $935.0 million and $435.0 million, respectively. All of the contracts have maturities on or before October 2028.
We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian Dollar ("CAD") against changes in the exchange rate with the United States Dollar ("USD"). We designated each of these foreign currency forward contracts as cash flow hedges at the inception of the contracts. As of December 31, 2023 and December 31, 2022, the aggregate notional values of the foreign currency forward contracts designated as cash flow hedges that we held to buy USD in exchange for Canadian Dollars were $29.9 million CAD and $22.6 million CAD, respectively. All of the contracts have maturities of 12 months or less.
Net investment hedges
We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds ("GBP") into USD. We designated each of these foreign currency forward contracts as net investment hedges at the inception of the contracts. As of December 31, 2023 and December 31, 2022, the aggregate notional values of the foreign currency forward contracts designated as net investment hedges to reduce the volatility of the U.S. dollar value of a portion of our GBP-denominated investments was £13.2 million and £11.2 million, respectively.
The fair values of our derivative instruments were as follows as of:

		Asset derivatives			Liability Derivatives
(dollars in thousands)	Balance sheet location	December 31, 2023	December 31, 2022	Balance sheet location	December 31, 2023	December 31, 2022
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$16,198	$—	Accrued expenses and other current liabilities	$—	$—
Foreign currency forward contracts, current portion	Prepaid expenses and other current assets	—	247	Accrued expenses and other current liabilities	536	323
Interest rate swaps, long-term	Other assets	—	31,870	Other liabilities	5,004	—
Total derivative instruments designated as hedging instruments		$16,198	$32,117		$5,540	$323

2023 Form 10-K	93

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The effects of derivative instruments in cash flow and net investment hedging relationships were as follows:

	Gain recognized in accumulated other comprehensive (loss) income as of	Location of gain reclassified from accumulated other comprehensive (loss) income into income (loss)	Gain (loss) reclassified from accumulated other comprehensive (loss) income into income (loss)
(dollars in thousands)	December 31, 2023		Year ended December 31, 2023
Cash Flow Hedges
Interest rate swaps	$11,194	Interest expense	$20,418
Foreign currency forward contracts	$(235)	Revenue	$388
Net Investment Hedge
Foreign currency forward contracts	$(301)		$—

	December 31, 2022		Year ended December 31, 2022
Cash Flow Hedges
Interest rate swaps	$31,870	Interest expense	$5,520
Foreign currency forward contracts	$247	Revenue	$165
Net Investment Hedges
Foreign currency forward contracts	$(323)		$—

	December 31, 2021		Year ended December 31, 2021
Cash Flow Hedges
Interest rate swaps	$7,160	Interest expense	$(3,714)
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Excluding net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) and related tax effects are reclassified from accumulated other comprehensive income (loss) to current earnings. For net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to translation adjustment, a component of accumulated other comprehensive income (loss), and recognized in earnings only when the hedged GBP investment is liquidated. The estimated accumulated other comprehensive income as of December 31, 2023 that is expected to be reclassified into earnings within the next twelve months is $16.4 million. There were no ineffective portions of our interest rate swap or foreign currency forward derivatives during the years ended December 31, 2023, 2022 and 2021. See Note 14 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component. We classify cash flows related to derivative instruments as operating activities in the consolidated statements of cash flows.
We did not have any undesignated derivative instruments during 2023, 2022 and 2021.

11. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. As of December 31, 2023, we did not have any operating leases that had not yet commenced.

94	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the components of our lease expense:

	Year ended December 31,
(dollars in thousands)	2023	2022	2021
Operating lease cost(1)	$8,812	$9,501	$9,636
Variable lease cost	1,431	1,670	2,478
Sublease income	(3,356)	(2,763)	(1,516)
Net lease cost	$6,887	$8,408	$10,598
(1)Includes short-term lease costs, which were immaterial.
During the year ended December 31, 2023, we recorded noncash impairment charges of $5.6 million against certain operating lease ROU assets. These impairment charges resulted primarily from our entry into a sublease in July 2023 for a portion of our Washington, DC office location, which we previously closed in February 2023 to align with our remote-first workforce strategy and are reflected in general and administrative expense on the statements of comprehensive income.
During the year ended December 31, 2022, we recorded noncash impairment charges of $1.0 million against certain operating lease ROU assets resulting primarily from our decision to cease using a portion of our leased office space. These charges are reflected in general and administrative expense on the statements of comprehensive income.
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
Maturities of our operating lease liabilities as of December 31, 2023 were as follows:

Years ending December 31, (dollars in thousands)	Operating leases
2024	$8,662
2025	7,703
2026	6,107
2027	6,207
2028	6,101
Thereafter	20,689
Total lease payments	55,469
Less: Amount representing interest	8,683
Present value of future payments	$46,786

2023 Form 10-K	95

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Our ROU assets and lease liabilities are included in the following line items in our consolidated balance sheet:

(dollars in thousands)	December 31, 2023	December 31, 2022
Operating leases
Operating lease ROU assets	$36,927	$45,899

Accrued expenses and other current liabilities	$6,701	$7,723
Operating lease liabilities, net of current portion	40,085	44,918
Total operating lease liabilities	$46,786	$52,641
The weighted average remaining lease terms and discount rates were as follows:

(dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Operating leases
Weighted average remaining lease term (years)	7.7	8.5	8.9
Weighted average discount rate	4.70%	4.63%	4.68%
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
(dollars in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$10,983	$11,439	$11,338
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	2,765	—	5,358
Other commitments
The term loans under the 2020 Credit Facility require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2020 Credit Facility in October 2025. The Real Estate Loans also require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of December 31, 2023, the remaining aggregate minimum purchase commitment under these arrangements was approximately $257.6 million through 2027.
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

96	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
We recorded expenses and offsetting probable insurance recoveries related to the Security Incident as follows:

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
Gross expense	$53,426	$57,614	$40,561
Offsetting probable insurance recoveries	—	(1,891)	(38,745)
Net expense	$53,426	$55,723	$1,816

The following summarizes our cumulative expenses, insurance recoveries recognized and insurance recoveries paid as of:

(dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Cumulative gross expense	$161,431	$108,005	$50,391
Cumulative offsetting insurance recoveries recognized	(50,000)	(50,000)	(48,109)
Cumulative net expense	$111,431	$58,005	$2,282

Cumulative offsetting insurance recoveries paid	$(50,000)	$(50,000)	$(29,968)
Recorded expenses have consisted primarily of payments to third-party service providers and consultants, including legal fees, settlement of the previously disclosed SEC and multi-state Attorneys General investigations (discussed below), settlements of customer claims and accruals for certain loss contingencies. Not included in the expenses discussed above were costs associated with enhancements to our cybersecurity program. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our consolidated statements of comprehensive (loss) income and as operating activities on our consolidated statements of cash flows. Total costs related to the Security Incident exceeded the limit of our insurance coverage during the first quarter of 2022. We expect to continue to experience significant expenses related to our response to the Security Incident, resolution of legal proceedings, claims and investigations, including those discussed below, and our efforts to further enhance our cybersecurity measures. For full year 2023, we incurred net pre-tax

2023 Form 10-K	97

Blackbaud, Inc.
Notes to Consolidated Financial Statements
expense of $53.4 million related to the Security Incident, which included $22.4 million for ongoing legal fees. It also includes settlements and additional accruals for loss contingencies of $31.0 million. Also, for full year 2023, we had net cash outlays of $78.0 million related to the Security Incident, which included ongoing legal fees, the $3.0 million civil penalty paid during the first quarter of 2023 related to the SEC settlement and the $49.5 million civil penalty paid during the fourth quarter of 2023 related to the multi-state Attorneys General settlement (discussed below). In line with our policy, legal fees are expensed as incurred. For full year 2024, we currently expect net pre-tax expense of approximately $5.0 million to $10.0 million and net cash outlays of approximately $8.0 million to $13.0 million for ongoing legal fees related to the Security Incident.
As of December 31, 2023, we have recorded approximately $1.5 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain customers related to the Security Incident that we believe we can reasonably estimate in accordance with our loss contingency procedures described above. Our liabilities for loss contingencies are recorded in accrued expenses and other current liabilities on our consolidated balance sheets. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of December 31, 2023 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgement, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
Customer claims. To date, we have received approximately 260 specific requests for reimbursement of expenses, approximately 214 (or 82%) of which have been fully resolved and closed and approximately 39 (or 15%) are inactive and are considered by us to have been abandoned by the customers. We have also received approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident, none of which resulted in claims submitted to us and are considered by us to have been abandoned by the customers. We have also received notices of proposed claims on behalf of a number of U.K. data subjects, which we are reviewing. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us, and certain insurance companies have filed subrogation claims in court, of which 3 cases remain active and unresolved. Customer and insurer subrogation claims generally seek reimbursement of their costs and expenses associated with notifying their own customers of the Security Incident and taking steps to assure that personal information has not been compromised as a result of the Security Incident. Our review of customer and subrogation claims includes analyzing individual customer contracts into which we have entered, the specific claims made and applicable law.
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

98	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
We also are subject to the following pending governmental actions:
•an investigation by the U.S. Federal Trade Commission (the "FTC"), as further described below; and
•an investigation by the U.S. Department of Health and Human Services.
We also responded to inquiries from the Office of the Australian Information Commissioner in September 2020 and the Office of the Privacy Commissioner of Canada in October 2020.
As previously disclosed, on February 1, 2024, the FTC announced its approval of an Agreement Containing Consent Order (the “Proposed Order”) evidencing its settlement with the Company in connection with the Security Incident. Pursuant to its rules, the FTC placed the Proposed Order and related draft complaint on the public record for a period of 30 days for the receipt of public comments after which the FTC will consider any comments received from interested persons prior to determining whether and in what form to finalize the Proposed Order. The 30-day comment period is scheduled to expire on March 14, 2024. As part of the FTC’s proposed order, the Company has not been fined and is not otherwise required to make any payment. Furthermore, the Company has agreed to the FTC’s proposed order without admitting or denying any of the FTC’s allegations, except as expressly stated otherwise in the Proposed Order. If finalized, the settlement described in the Proposed Order will fully resolve the FTC investigation. Although we believe the Proposed Order will be finalized in substantially its current form, there can be no assurances as to whether that will occur or its timing.
Under the terms of the Proposed Order, we have agreed (i) to not misrepresent (a) the extent to which we maintain, use, delete or disclose certain customer information, (b) the extent to which we protect the privacy, security, availability, confidentiality or integrity of such information or (c) the extent of any security incident or unauthorized disclosure, misuse, loss, theft, alteration, destruction or other compromise of such information, and (ii) to delete certain data, adopt and make public certain record retention limits, establish, implement and maintain a specified information security program, obtain regular independent assessments of the mandated information security program, provide to the FTC specified certifications regarding our compliance with the Proposed Order, provide to the FTC reports of any future security incidents and create and maintain specified recordkeeping.
For more information, see the form of Proposed Order that was furnished as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2024.
As previously disclosed, on October 5, 2023, we entered into separate, substantially similar Administrative Orders with each of 49 state Attorneys General and the District of Columbia relating to the previously announced 2020 Security Incident in which a cyber-criminal removed a copy of a subset of data from our self-housed environment. This settlement fully resolves the previously disclosed multi-state Civil Investigative Demand and the separate Civil Investigative Demand from the Office of the Indiana Attorney General relating to the Security Incident (the “Multi-state Investigation”), which is further described in the substantially similar Administrative Orders filed in each of the 49 states and the District of Columbia.
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

2023 Form 10-K	99

Blackbaud, Inc.
Notes to Consolidated Financial Statements
As part of the Administrative Orders, we also agreed to pay, and have paid, a total of $49.5 million to the 49 states and District of Columbia. We entered into the Administrative Orders without admitting fault or liability in connection with the matters subject to the Multi-state Investigation. The form of Administrative Order was furnished as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on October 5, 2023.
As previously disclosed, on March 9, 2023, we reached a settlement with the SEC in connection with the Security Incident. This settlement fully resolves the previously disclosed SEC investigation of the Security Incident and is further described in an SEC cease-and-desist order (the “SEC Order”). Under the terms of the SEC Order, we have agreed to cease-and-desist from committing or causing any violations or any future violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 12b-20, 13a-13 and 13a-15(a) thereunder. No other violations of the securities laws are alleged in the SEC Order. As part of the SEC Order, we also agreed to pay, and have paid, a civil penalty in the amount of $3.0 million. We consented to the entry of the SEC Order without admitting or denying the findings of the SEC Order, other than with respect to the SEC’s jurisdiction over the Company and the subject matter of the SEC Order. The SEC Order describing the settlement was furnished as Exhibit 99.1 and the SEC’s press release announcing this resolution was furnished as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on March 9, 2023.
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

100	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

12. Income Taxes
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the U.K., Australia, Ireland and Costa Rica. We are generally subject to U.S. federal income tax examination for calendar tax years 2020 through 2023 as well as state and foreign income tax examinations for various years depending on statutes of limitations of those jurisdictions.
The following summarizes the components of income tax expense (benefit):

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
Current taxes:
U.S. Federal	$18,879	$3,485	$(2,499)
U.S. State and local	12,331	5,708	(257)
International	8,982	7,283	6,570
Total current taxes	40,192	16,476	3,814
Deferred taxes:
U.S. Federal	(18,303)	(16,880)	(4,615)
U.S. State and local	(5,895)	(9,319)	222
International	(170)	(445)	1,964
Total deferred taxes	(24,368)	(26,644)	(2,429)
Total income tax provision (benefit)	$15,824	$(10,168)	$1,385
The following summarizes the components of income (loss) before provision for income taxes:

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
U.S.	$(22,074)	$(91,493)	$(23,180)
International	39,718	35,918	30,263
Income (loss) before provision for income taxes	$17,644	$(55,575)	$7,083

2023 Form 10-K	101

Blackbaud, Inc.
Notes to Consolidated Financial Statements
A reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate our income tax provision is as follows:

	Years ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State income taxes, net of federal benefit	20.0	1.5	4.4
Change in foreign income tax rate applied to deferred tax balances	—	0.1	42.6
Change in state income tax rate applied to deferred tax balances	7.1	1.8	2.3
Nondeductible security incident-related fines or penalties	35.7	(8.7)	—
Section 162(m) limitation	30.1	(6.4)	75.0
Stock-based compensation	13.4	(6.3)	(36.2)
Change in valuation reserve (primarily state credit reserves)	10.8	(5.4)	26.1
GILTI inclusion	9.3	(2.6)	—
Foreign tax rate	6.1	1.0	(6.0)
Nondeductible meals, entertainment and transportation	4.4	(0.7)	1.1
Unrecognized tax benefit	0.7	0.5	(32.7)
Acquisition costs	—	—	8.7
Return to accrual adjustment	(8.3)	1.4	(4.2)
State credits, net of federal benefit	(9.1)	7.2	(32.6)
FDII benefit	(10.2)	2.3	—
Federal credits generated	(42.3)	11.5	(54.5)
Other	1.0	0.1	4.6
Income tax provision effective rate	89.7%	18.3%	19.6%
The increase in our effective income tax rate for year ended December 31, 2023, when compared to the same period in 2022, was primarily attributable to higher 2023 non-deductible accruals for loss contingencies related to the Security Incident and other non-deductible expenses and tax rate changes, partially offset by increased tax credits. Furthermore, our 2023 effective tax rate was negatively impacted by higher tax rates in foreign jurisdictions in which we operate which were predominantly due to UK tax rate increases. The year-on-year comparison is further impacted by 2023 pre-tax income versus prior year pre-tax loss.

102	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in thousands)	2023	2022
Deferred tax assets relating to:
Capitalized R&D and software costs	$47,351	$12,166
Federal, state and foreign tax credits	39,260	50,194
Stock-based compensation	24,717	21,166
Operating leases	12,867	14,024
Federal and state and foreign net operating loss carryforwards	7,061	10,369
Deferred revenue	5,992	1,820
Allowance for credit losses	1,702	1,803
Intangible assets	1,050	561
Accrued bonuses	314	455
Other	2,982	6,293
Total deferred tax assets	143,296	118,851
Deferred tax liabilities relating to:
Intangible assets	(160,172)	(161,836)
Costs of obtaining contracts	(13,870)	(16,287)
Operating leases	(9,865)	(11,721)
Fixed assets	(5,833)	(9,827)
Other	(8,342)	(9,016)
Total deferred tax liabilities	(198,082)	(208,687)
Valuation allowance	(37,862)	(34,769)
Net deferred tax liability	$(92,648)	$(124,605)
As of December 31, 2023, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $14.9 million, $3.8 million and $50.8 million, respectively. Of our federal net operating loss carryforwards, $12.4 million are subject to expiration beginning in 2024 while the remainder have an unlimited carryforward period. The state net operating loss carryforwards are subject to various applicable state tax laws. If not utilized, the state net operating loss carryforwards will expire over various periods beginning in 2024. Our foreign net operating loss carryforwards have an unlimited carryforward period. Our state tax credit carryforwards for income tax purposes were approximately $40.9 million, net of federal benefit. If not utilized, the state tax credit carryforwards will begin to expire in 2024. A portion of the foreign and state net operating loss carryforwards and state credit carryforwards have a valuation reserve due to management's uncertainty regarding the future ability to use such carryforwards.
The following table illustrates the change in our deferred tax asset valuation allowance:

Years ended December 31, (dollars in thousands)	Balance at beginning of year	Acquisition- related change	Charges to expense	Balance at end of year
2023	$34,769	$—	$3,093	$37,862
2022	31,974	—	2,795	34,769
2021	29,184	893	1,897	31,974

2023 Form 10-K	103

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the change to our unrecognized tax benefit for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
Balance at beginning of year	$3,083	$3,651	$4,625
Increases from current period positions	762	629	1,751
Increases from prior period positions	101	89	6
Decreases in prior year positions	(118)	(908)	(57)
Settlements (payments)	(160)	—	(1,192)
Lapse of statute of limitations	(428)	(378)	(1,482)
Balance at end of year	$3,240	$3,083	$3,651
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $3.2 million at December 31, 2023. Certain prior period amounts relating to our 2014 acquisitions were covered under indemnification agreements and, therefore, had a corresponding indemnification asset. Due to lapse of statute of limitations, the indemnified unrecognized tax benefit was released in 2022 resulting in income tax benefit with offsetting expense included in pretax income from corresponding release of indemnification asset. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2023 and December 31, 2022 was insignificant. The total amount of interest and penalties included in the consolidated statements of comprehensive income as an increase or decrease in income tax expense for 2023, 2022 and 2021 was insignificant.
We have taken federal and state tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2023 was insignificant.
For our undistributed earnings of foreign subsidiaries, we concluded that these earnings would be permanently reinvested in the local jurisdictions and not repatriated to the United States except to the extent that said earnings are of previously taxed income. Accordingly, we have not provided for U.S. income taxes and foreign withholding taxes on those undistributed earnings of our foreign subsidiaries.

13. Stock-based Compensation
Employee stock-based compensation plans
Under the 2016 Equity and Incentive Compensation Plan Amended and Restated as of June 14, 2023 (the "2016 Equity Plan"), we may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards and cash incentive awards to employees, directors and consultants. Our Compensation Committee of the Board of Directors administers this plan and the stock-based awards are granted under terms determined by it.
The total number of authorized stock-based awards available under our plan was 3,363,270 as of December 31, 2023. We issue common stock from our pool of authorized stock upon exercise of stock options and stock appreciation rights, vesting of restricted stock units or upon granting of restricted stock.

104	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Recently, we have issued three types of awards under our plans: restricted stock awards, time-based restricted stock units, and performance-based restricted stock units. The following table sets forth the number of awards outstanding for each award type as of:

	Outstanding at December 31,
Award type	2023	2022
Restricted stock awards	1,101,702	1,345,608
Time-based restricted stock units	607,100	455,708
Performance-based restricted stock units	1,209,515	1,104,260
Awards granted to our executive officers and certain members of management are subject to accelerated vesting upon a change in control as defined in the employees’ employment agreement or retention agreement.
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
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive income based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Years ended December 31,
(in thousands)	2023	2022	2021
Included in cost of revenue:
Cost of recurring	$14,052	$11,258	$12,405
Cost of one-time services and other	2,606	3,178	7,547
Total included in cost of revenue	16,658	14,436	19,952
Included in operating expenses:
Sales, marketing and customer success	24,892	21,409	20,283
Research and development	30,780	24,207	27,080
General and administrative	55,432	50,242	53,064
Total included in operating expenses	111,104	95,858	100,427
Total stock-based compensation expense	$127,762	$110,294	$120,379
The total amount of compensation cost related to unvested awards not recognized was $77.4 million at December 31, 2023. It is expected that this amount will be recognized over a weighted average period of 1.2 years.

2023 Form 10-K	105

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Restricted stock awards
We have granted shares of common stock subject to certain restrictions under the 2016 Equity Plan. Restricted stock awards granted to employees vest in equal annual installments generally over three years from the grant date subject to the recipient’s continued employment with us. Restricted stock awards granted to non-employee directors vest after one year from the date of grant or, if earlier, immediately prior to the next annual election of directors, provided the non-employee director is serving as a director at that time. The fair market value of the stock at the time of the grant is amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards have the right to vote such shares and receive dividends, if declared.
The following table summarizes our unvested restricted stock awards as of December 31, 2023, and changes during the year then ended:

	Restricted stock awards	Weighted average grant-date fair value	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2023	1,345,608	$68.09
Granted	473,341	62.59
Forfeited	(106,634)	66.37
Vested	(610,613)	69.86
Unvested at December 31, 2023	1,101,702	64.92	$95,518
(1)The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of restricted stock awards that vested during the years ended December 31, 2023, 2022 and 2021 was $42.7 million, $41.0 million and $38.5 million, respectively. The weighted average grant-date fair value of restricted stock awards granted during the years ended December 31, 2022 and 2021 was $60.90 and $77.39, respectively.
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
The following table summarizes our unvested, time-based restricted stock units as of December 31, 2023, and changes during the year then ended:

	Time-based restricted stock units	Weighted average grant-date fair value	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2023	455,708	$68.81
Granted	367,913	61.37
Forfeited	(24,686)	64.57
Vested	(191,835)	70.53
Unvested at December 31, 2023	607,100	64.01	$52,636
(1)The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of time-based restricted stock units that vested during the years ended December 31, 2023, 2022 and 2021 was $13.5 million, $9.3 million and $9.4 million, respectively. The weighted average grant date fair value of time-based restricted stock units granted for the years ended December 31, 2022 and 2021 was $62.38 and $77.74, respectively.

106	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table summarizes our unvested, performance-based restricted stock units as of December 31, 2023, and changes during the year then ended:

	Performance-based restricted stock units	Weighted average grant-date fair value	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2023	1,104,260	$64.94
Granted	967,252	59.62
Forfeited	(72,428)	60.12
Vested	(789,569)	64.45
Unvested at December 31, 2023	1,209,515	61.29	$104,849
(1)The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of performance-based restricted stock units that vested during the years ended December 31, 2023, 2022 and 2021 was $50.9 million, $50.5 million, and $44.9 million, respectively. The weighted average grant date fair value of performance-based restricted stock units granted for the years ended December 31, 2022 and 2021 was $61.79 and $71.91, respectively.

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
We account for purchases of treasury stock under the cost method. During the year ended December 31, 2023, we repurchased 221,836 shares for $18.8 million. The remaining amount available to purchase stock under the then approved stock repurchase program was $231.2 million as of December 31, 2023.
On January 17, 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by expanding the total capacity under the program from $250.0 million to $500.0 million available for purchase. Between January 1, 2024 and January 17, 2024, we repurchased $22.3 million under the prior authorization. Between January 18, 2024 and February 16, 2024, we repurchased an additional 7,114 shares for $0.6 million under the new authorization. The remaining amount available to purchase stock under the stock repurchase program was $499.4 million as of February 16, 2024.

2023 Form 10-K	107

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Years ended December 31,
(in thousands)	2023	2022	2021
Accumulated other comprehensive income (loss), beginning of period	$8,938	$6,522	$(2,497)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income (loss) balance, beginning of period	$23,833	$5,257	$(3,101)
Other comprehensive (loss) income before reclassifications, net of tax effects of $201, $(8,068) and $(1,982)	(271)	22,772	5,617
Amounts reclassified from accumulated other comprehensive (loss) income	(20,806)	(5,685)	3,714
Tax expense (benefit) included in provision for income taxes	5,402	1,489	(973)
Total amounts reclassified from accumulated other comprehensive (loss) income	(15,404)	(4,196)	2,741
Net current-period other comprehensive (loss) income	(15,675)	18,576	8,358
Accumulated other comprehensive income balance, end of period	$8,158	$23,833	$5,257
Foreign currency translation adjustment:
Accumulated other comprehensive (loss) income balance, beginning of period	$(14,895)	$1,265	$604
Translation adjustment	5,049	(16,160)	661
Accumulated other comprehensive (loss) income balance, end of period	(9,846)	(14,895)	1,265
Accumulated other comprehensive (loss) income, end of period	$(1,688)	$8,938	$6,522

15. Defined Contribution Plan
We have a defined contribution 401(k) plan (the "401K Plan") covering substantially all employees. Employees were able to contribute between 1% and 75% of their salaries in 2023, 2022 and 2021. We match 50% of qualified employees’ contributions up to 6% of their salary. The 401K Plan also provides for additional employer contributions to be made at our discretion. Total matching contributions to the 401K Plan for the years ended December 31, 2023, 2022 and 2021 were $7.8 million, $9.3 million and $6.5 million, respectively.
There were no discretionary contributions by us to the 401K Plan in 2023, 2022 and 2021.

108	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

16. Segment Information
Our chief operating decision maker is our chief executive officer ("CEO"). Our CEO uses consolidated financial information to make operating decisions, assess financial performance and allocate resources. We have one operating segment and one reportable segment.
The following table presents long-lived assets by geographic region based on the location of the assets. For purposes of this disclosure, long-lived assets includes property and equipment, net and operating lease ROU assets.

	Years ended December 31,
(dollars in thousands)	2023	2022
United States	$134,316	$151,656
Other countries	1,300	1,669
Total long-lived assets	$135,616	$153,325
See Note 17 to these consolidated financial statements for information about our revenues by geographic region.

17. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of December 31, 2023, approximately $1.2 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 50% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
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
Contract balances
Our contract assets as of December 31, 2023 and December 31, 2022 were insignificant. Our closing balances of deferred revenue were as follows:

(in thousands)	December 31, 2023	December 31, 2022
Total deferred revenue	$394,927	$385,236
The increase in deferred revenue during 2023 was primarily due to new subscription sales of our cloud solutions and progress in initiatives to bring our pricing in line with the market. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter. The amount of revenue recognized during 2023 that was included in the deferred revenue balance at the beginning of the period was approximately $365 million. The amount of revenue recognized during 2023 from performance obligations satisfied in prior periods was insignificant.

2023 Form 10-K	109

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the address of our customers:

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
United States	$945,580	$896,116	$777,333
United Kingdom	100,833	101,026	89,688
Other countries	59,019	60,963	60,719
Total revenue	$1,105,432	$1,058,105	$927,740
The Social Sector and Corporate Sector market groups comprised our go-to-market organizations as of December 31, 2023. The following is a description of each market group as of that date:
•The Social Sector market group focuses on sales to customers and prospects in the social sector, such as nonprofits, foundations, education institutions, healthcare organizations and other not-for-profit entities globally, and includes JustGiving; and
•The Corporate Sector market group focuses on sales to customers and prospects in the corporate sector globally, and includes EVERFI and YourCause.
The following table presents our revenue by market group:

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
Social Sector	$954,845	$907,197	$889,755
Corporate Sector	150,587	150,908	37,985
Total revenue	$1,105,432	$1,058,105	$927,740
The following table presents our recurring revenue by type:

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
Contractual recurring	$738,351	$709,097	$601,397
Transactional recurring	333,169	302,636	279,453
Total recurring revenue	$1,071,520	$1,011,733	$880,850

110	2023 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

18. Subsequent Events
Stock Repurchase Program
On January 17, 2024, our Board of Directors reauthorized, expanded and replenished our existing stock repurchase program. The expansion raised the total capacity under the stock repurchase program from $250.0 million to $500.0 million available for repurchases. The program does not have an expiration date.
During December 2023 and January 2024, prior to the replenishment on January 17, 2024, we repurchased $41.1 million of our common stock under the stock repurchase program. Between January 18, 2024 and February 16, 2024, we repurchased $0.6 million. As of February 16, 2024, the remaining amount available to purchase stock under our repurchase program was $499.4 million. All of the Company's stock repurchases during the fourth quarter of 2023 and the first quarter of 2024 were made pursuant to an SEC Rule 10b5-1(c) trading arrangement.
Repurchases by the Company will be subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Stock repurchases may be made from time to time in open market transactions, in private transactions or otherwise in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. All shares purchased will be held in the Company’s treasury for possible future use. The Company anticipates funding any stock repurchases from its cash flow from operations.
Additional information regarding the stock repurchase program reauthorization is contained in the Company's Current Report on Form 8-K filed with the SEC on January 22, 2024.
FTC Settlement
On February 1, 2024, the FTC announced its approval of a Proposed Order evidencing its settlement with the Company, subject to public review and comment, relating to the Security Incident. If finalized, this settlement will fully resolve the previously disclosed FTC investigation relating to the Security Incident, which is further described in the FTC’s Proposed Order.
Under the terms of the Proposed Order, the Company has agreed to certain conditions, which are reflected in their entirety in the Proposed Order. As part of the Proposed Order, the Company has not been fined and is not otherwise required to make any payment.
The Company has agreed to the Proposed Order without admitting or denying any of the FTC's allegations, except as expressly stated otherwise in the Proposed Order. For more information regarding this settlement or the Proposed Order, see Note 11 to these condensed consolidated financial statements. See also the Proposed Order, which was furnished as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2024.

2023 Form 10-K	111

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended December 31, 2023 with respect to our operations that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8 of this Annual Report on Form 10-K.

112	2023 Form 10-K

Blackbaud, Inc.
ITEM 9B. OTHER INFORMATION

Trading Plans Adopted or Terminated
The following table provides information about trading arrangements adopted or terminated by certain of our officers and directors during the three months ended December 31, 2023.

						Trading arrangement(1)		Aggregate number of securities to be sold under plan
Name and Title	Action	Date of Adoption	Plan effective date	Plan end date	Plan duration (months)	Rule 10b5-1	Non-Rule 10b5-1
Michael P. Gianoni Chief Executive Officer, President and Vice Chairman of the Board	Adoption	11/07/23	2/26/24	8/09/24	Six	X		50,000
Anthony W. Boor Executive Vice President and Chief Financial Officer	Adoption	11/07/23	2/26/24	8/09/24	Six	X		30,000
Kevin P. Gregoire Executive Vice President and Chief Operating Officer	Adoption	11/15/23	2/26/24	11/01/24	Nine	X		13,000
Kevin R. McDearis Executive Vice President and Chief Technology Officer	Adoption	11/17/23	3/06/24	6/04/24	Three	X		5,253	(2)
Jon W. Olson Senior Vice President and General Counsel	Adoption	11/21/23	3/06/24	9/27/24	Seven	X		9,200
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
(2)Represents the target quantity of Performance Share Awards which may be subject to a performance multiplier; therefore, the aggregate number of shares to be sold may be equal to, greater than or less than the target quantity.
None of our officers or directors adopted or terminated a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2023.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

2023 Form 10-K	113

Blackbaud, Inc.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Election of Directors,” “Information Regarding Meetings of the Board and Committees,” “Delinquent Section 16(a) Reports,” and “Code of Business Conduct and Ethics and Code of Ethics,” contained in Blackbaud’s Proxy Statement for the 2024 Annual Meeting of Stockholders expected to be held on June 12, 2024, except for "Information About Our Executive Officers" which is set forth in Part I of this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information under the captions "Director Compensation," “Executive Compensation,” “Compensation Discussion and Analysis,” “2023 Summary Compensation Table,” "CEO Pay Ratio" and "Pay Versus Performance" contained in Blackbaud’s Proxy Statement for the 2024 Annual Meeting of Stockholders expected to be held on June 12, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from information under the captions “Stock Ownership” and "Equity Compensation Plan Information" contained in Blackbaud’s Proxy Statement for the 2024 Annual Meeting of Stockholders expected to be held on June 12, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information under the captions “Transactions with Related Persons,” and “Independence of Directors” contained in Blackbaud’s Proxy Statement for the 2024 Annual Meeting of Stockholders expected to be held on June 12, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report,” contained in Blackbaud’s Proxy Statement for the 2024 Annual Meeting of Stockholders expected to be held on June 12, 2024.

114	2023 Form 10-K

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
3.Exhibits
The exhibits listed below are filed or incorporated by reference as part of this report:

		Filed In
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1/A	4/6/2004	2.1
2.2	Purchase Agreement, dated August 30, 2014, by and among MicroEdge Holdings, LLC, Blackbaud, Inc, direct and indirect holders of all of the outstanding equity interests of MicroEdge Holdings, LLC, and VFF I AIV I, L.P., as Sellers’ Representative	8-K	10/2/2014	10.76
2.3	Unit Purchase Agreement, dated as of August 10, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.78
2.4	Amendment, Consent and Waiver, Agreement dated as of October 2, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.79
2.5	Agreement and Plan of Merger, dated as of December 30, 2021, by and among Blackbaud, Inc., Project Montessori Acquisition, Inc., EverFi, Inc. and Eon Stockholder Representative, LLC	8-K	1/3/2022	2.1
3.1	Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	DEF 14A	4/30/2009
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Blackbaud, Inc.	8-K	10/11/2022	3.1
3.3	Amended and Restated Bylaws of Blackbaud, Inc. dated December 7, 2023	8-K	12/11/2023	3.1
4.1	Description of Capital Stock				X
4.2	Stockholder Rights Agreement, dated as of October 7, 2022, between Blackbaud, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	10/11/2022	4.1

2023 Form 10-K	115

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
4.3		Amendment to Stockholder Rights Agreement, dated as of October 2, 2023, between Blackbaud, Inc. and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC), as Rights Agent.	8-K	10/2/2023	4.2
4.4		Amendment to Stockholder Rights Agreement, dated as of January 26, 2024, between Blackbaud, Inc. and Broadridge Corporate Issuer Solutions, LLC, as Rights Agent.	8-K	1/26/2024	4.3
10.1	†	Form of Employment Agreement between Blackbaud, Inc. and each of Anthony W. Boor and Kevin W. Mooney	10-K	2/27/2013	10.65
10.2	†	Form of Employment Agreement between Blackbaud, Inc. and Jon W. Olson	10-K	2/27/2013	10.65
10.3		Lease Agreement dated May 16, 2016 between BBHQ1, LLC (a subsidiary of Blackbaud, Inc.) and HPBB1, LLC	10-Q	8/4/2016	10.84
10.4		First Amendment to Lease Agreement, dated as of August 22, 2016, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	11/4/2016	10.87
10.5		Second Amendment to Lease Agreement, dated as of May 18, 2017, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-K	2/20/2018	10.93
10.6		Third Amendment to Lease Agreement, dated as of December 11, 2017, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-K	2/20/2018	10.94
10.7		Fourth Amendment to Lease Agreement, dated as of February 28, 2018, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	5/4/2018	10.95
10.8	†	Offer Letter Agreement between Blackbaud, Inc. and Kevin P. Gregoire	10-Q	5/3/2019	10.96
10.9	†	Form of Employee Agreement between Blackbaud, Inc. and Kevin P. Gregoire	10-Q	5/3/2019	10.97
10.10		Fifth Amendment to Lease Agreement, dated as of February 18, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.1
10.11		Sixth Amendment to Lease Agreement, dated as of March 17, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.2
10.12		Seventh Amendment to Lease Agreement, dated as of April 14, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.3
10.13		Eighth Amendment to Lease Agreement, dated as of May 26, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.4
10.14		Ninth Amendment to Lease Agreement, dated as of June 8, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.5

116	2023 Form 10-K

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.15		Tenth Amendment to Lease Agreement, dated as of June 26, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.7
10.16		Eleventh Amendment to Lease Agreement, dated as of August 13, 2020, between BBHQ1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	11/3/2020	10.3
10.17		Amended and Restated Credit Agreement, dated as of October 30, 2020, by and among Blackbaud, Inc., and certain of its subsidiaries, as Borrowers, the lenders referred to therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender, PNC Bank, National Association, as Syndication Agent, and Regions Bank, BBVA USA and Fifth Third Bank, National Association, as Co-Documentation Agents, with BofA Securities, Inc., PNC Bank, National Association, Regions Capital Markets, BBVA USA and Fifth Third Bank, National Association as Joint Lead Arrangers and Joint Bookrunners	10-Q	11/3/2020	10.4
10.18		Amended and Restated Pledge Agreement, dated as of October 30, 2020, by Blackbaud, Inc. in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of itself and the secured parties referred to therein	10-Q	11/3/2020	10.5
10.19	†	Form of Employment Agreement between Blackbaud, Inc. and Kevin McDearis	10-Q	5/4/2021	10.1
10.20		LIBOR Transition Amendment, dated as of September 20, 2021, between Blackbaud, Inc. and Bank of America, N.A.	10-Q	11/4/2021	10.1
10.21		First Incremental Term Loan Agreement, dated as of December 31, 2021, by and among Blackbaud, Inc., the lenders party thereto and Bank of America N.A., as administrative agent	8-K	1/3/2022	10.1
10.22		Registration Rights Agreement, dated as of December 31, 2021, by and among Blackbaud, Inc., EverFi, Inc., TPG Eon, L.P., each other shareholder party thereto and Eon Stockholder Representative, LLC	8-K	1/3/2022	10.2
10.23		First Amendment to Credit Agreement, dated as of January 31, 2022, by and among Blackbaud, Inc., the lenders party thereto and Bank of America N.A., as administrative agent	8-K	2/3/2022	10.1
10.24		LIBOR Transition Amendment, dated as of August 26, 2022, between Blackbaud, Inc. and Bank of America, N.A.	10-Q	3/1/2022	10.2
10.25	†	Amended and Restated Employment and Noncompetition Agreement dated September 20, 2022 between Blackbaud, Inc. and Michael P. Gianoni	8-K	9/21/2022	10.1

2023 Form 10-K	117

Blackbaud, Inc.

Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.26		Consent Agreement, dated as of January 23, 2023, between Blackbaud, Inc. and Bank of America, N.A.	10-K	2/24/2023	10.30
10.27	†	Amended and Restated Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan	DEF 14A	4/25/2023	Appendix B
10.28		Form of Retention Agreement dated as of April 24, 2023 between Blackbaud, Inc. and each of Anthony W. Boor, David J. Benjamin, Kevin P. Gregoire, Kevin R. McDearis, Kevin W. Mooney and Jon W. Olson	10-Q	5/4/2023	10.1
10.29		Relocation Agreement dated June 8, 2023 between Blackbaud, Inc. and David J. Benjamin.	8-K	6/12/2023	10.1
21.1		Subsidiaries of Blackbaud, Inc.				X
23.1		Consent of Independent Registered Public Accounting Firm				X
23.2		Consent of Independent Registered Public Accounting Firm				X
23.3		Consent of Sidley Austin LLP	8-K	4/1/2022	23.1
31.1		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1		Blackbaud, Inc. Executive Incentive Compensation Clawback Policy				X
101.INS		Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				X
101.SCH		Inline XBRL Taxonomy Extension Schema Document				X
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

†	Indicates management contract or compensatory plan, contract or arrangement.

118	2023 Form 10-K

Blackbaud, Inc.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

2023 Form 10-K	119

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackbaud, Inc.

Signed:	February 21, 2024	/S/ MICHAEL P. GIANONI
Chief Executive Officer, President and Vice Chairman of the Board
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/	MICHAEL P. GIANONI	Chief Executive Officer, President and Vice Chairman of the Board (Principal Executive Officer)	Date:	February 21, 2024
Michael P. Gianoni

/S/	ANTHONY W. BOOR	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	February 21, 2024
Anthony W. Boor

/S/	ANDREW M. LEITCH	Chairman of the Board of Directors	Date:	February 21, 2024
Andrew M. Leitch

/S/	DENEEN DEFIORE	Director	Date:	February 21, 2024
Deneen DeFiore

/S/	GEORGE H. ELLIS	Director	Date:	February 21, 2024
George H. Ellis

/S/	YOGESH K. GUPTA	Director	Date:	February 21, 2024
Yogesh K. Gupta

/S/	RUPAL S. HOLLENBECK	Director	Date:	February 21, 2024
Rupal S. Hollenbeck

/S/	D. ROGER NANNEY	Director	Date:	February 21, 2024
D. Roger Nanney

/S/	SARAH E. NASH	Director	Date:	February 21, 2024
Sarah E. Nash

/S/	KRISTIAN P. TALVITIE	Director	Date:	February 21, 2024
Kristian P. Talvitie

120	2023 Form 10-K