Form 10-Q
period 2024-03-31
BLACKBAUD INC
filed 2024-05-01
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of April 29, 2024 was 51,626,076.

First Quarter 2024 Form 10-Q	1

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
Important factors that could cause actual results to differ materially from our expectations expressed in forward-looking statements include, but are not limited to, those summarized under “Part II, Item 1A. Risk factors” and elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our other filings made with the United States Securities & Exchange Commission ("SEC"). Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statement, whether as a result of new information, future events or otherwise.

2	First Quarter 2024 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$26,376	$31,251
Restricted cash	356,493	697,006
Accounts receivable, net of allowance of $6,204 and $6,907 at March 31, 2024 and December 31, 2023, respectively	96,097	101,862
Customer funds receivable	3,529	353
Prepaid expenses and other current assets	94,589	99,285
Total current assets	577,084	929,757
Property and equipment, net	96,074	98,689
Operating lease right-of-use assets	35,464	36,927
Software and content development costs, net	162,491	160,194
Goodwill	1,053,130	1,053,738
Intangible assets, net	565,008	581,937
Other assets	59,883	51,037
Total assets	$2,549,134	$2,912,279
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$48,863	$25,184
Accrued expenses and other current liabilities	75,271	64,322
Due to customers	358,836	695,842
Debt, current portion	19,302	19,259
Deferred revenue, current portion	360,355	392,530
Total current liabilities	862,627	1,197,137
Debt, net of current portion	1,020,520	760,405
Deferred tax liability	82,446	93,292
Deferred revenue, net of current portion	6,832	2,397
Operating lease liabilities, net of current portion	38,492	40,085
Other liabilities	4,163	10,258
Total liabilities	2,015,080	2,103,574
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 70,861,507 and 69,188,304 shares issued at March 31, 2024 and December 31, 2023, respectively; 51,624,243 and 53,625,440 shares outstanding at March 31, 2024 and December 31, 2023, respectively	71	69
Additional paid-in capital	1,184,338	1,203,012
Treasury stock, at cost; 19,237,264 and 15,562,864 shares at March 31, 2024 and December 31, 2023, respectively	(855,692)	(591,557)
Accumulated other comprehensive income (loss)	1,222	(1,688)
Retained earnings	204,115	198,869
Total stockholders’ equity	534,054	808,705
Total liabilities and stockholders’ equity	$2,549,134	$2,912,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Quarter 2024 Form 10-Q	3

Blackbaud, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	Three months ended March 31,
(dollars in thousands, except per share amounts)	2024	2023
Revenue
Recurring	$271,518	$252,748
One-time services and other	7,732	9,005
Total revenue	279,250	261,753
Cost of revenue
Cost of recurring	119,188	114,500
Cost of one-time services and other	7,018	8,612
Total cost of revenue	126,206	123,112
Gross profit	153,044	138,641
Operating expenses
Sales, marketing and customer success	50,865	54,385
Research and development	42,802	40,591
General and administrative	47,754	52,838
Amortization	904	774
Total operating expenses	142,325	148,588
Income (loss) from operations	10,719	(9,947)
Interest expense	(10,276)	(10,662)
Other income, net	3,347	2,007
Income (loss) before benefit for income taxes	3,790	(18,602)
Income tax benefit	(1,456)	(3,901)
Net income (loss)	$5,246	$(14,701)
Earnings (loss) per share
Basic	$0.10	$(0.28)
Diluted	$0.10	$(0.28)
Common shares and equivalents outstanding
Basic weighted average shares	52,052,370	52,132,999
Diluted weighted average shares	53,414,495	52,132,999
Other comprehensive income (loss)
Foreign currency translation adjustment	$(1,185)	$2,158
Unrealized gain (loss) on derivative instruments, net of tax	4,095	(10,692)
Total other comprehensive income (loss)	2,910	(8,534)
Comprehensive income (loss)	$8,156	$(23,235)

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	First Quarter 2024 Form 10-Q

Blackbaud, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31,
(dollars in thousands)	2024	2023
Cash flows from operating activities
Net income (loss)	$5,246	$(14,701)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,095	27,272
Provision for credit losses and sales returns	305	1,522
Stock-based compensation expense	33,570	29,925
Deferred taxes	(12,239)	9,245
Amortization of deferred financing costs and discount	349	500
Loss on disposition of business	1,561	—
Other non-cash adjustments	—	(215)
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	3,844	1,139
Prepaid expenses and other assets	(3,265)	(2,750)
Trade accounts payable	23,086	3,362
Accrued expenses and other liabilities	7,912	(15,931)
Deferred revenue	(25,845)	(17,562)
Net cash provided by operating activities	64,619	21,806
Cash flows from investing activities
Purchase of property and equipment	(261)	(1,364)
Capitalized software and content development costs	(13,070)	(13,967)
Net cash used in disposition of business	(1,179)	—
Net cash used in investing activities	(14,510)	(15,331)
Cash flows from financing activities
Proceeds from issuance of debt	339,800	92,600
Payments on debt	(79,343)	(75,403)
Employee taxes paid for withheld shares upon equity award settlement	(52,723)	(31,417)
Change in due to customers	(336,578)	(337,159)
Change in customer funds receivable	(3,197)	(1,859)
Purchase of treasury stock	(262,596)	—
Net cash used in financing activities	(394,637)	(353,238)
Effect of exchange rate on cash, cash equivalents and restricted cash	(860)	986
Net decrease in cash, cash equivalents and restricted cash	(345,388)	(345,777)
Cash, cash equivalents and restricted cash, beginning of period	728,257	733,931
Cash, cash equivalents and restricted cash, end of period	$382,869	$388,154
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the condensed consolidated statements of cash flows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$26,376	$31,251
Restricted cash	356,493	697,006
Total cash, cash equivalents and restricted cash in the statement of cash flows	$382,869	$728,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Quarter 2024 Form 10-Q	5

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(dollars in thousands)	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	69,188,304	$69	(15,562,864)	$(591,557)	$1,203,012	$(1,688)	$198,869	$808,705
Net income	—	—	—	—	—	—	5,246	5,246
Purchase of treasury shares under stock repurchase program	—	—	(2,954,211)	(211,412)	(52,244)	—	—	(263,656)
Vesting of restricted stock units	1,357,125	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(720,189)	(52,723)	—	—	—	(52,723)
Stock-based compensation	—	—	—	—	33,570	—	—	33,570
Restricted stock grants	335,237	2	—	—	—	—	—	2
Restricted stock cancellations	(19,159)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,910	—	2,910
Balance at March 31, 2024	70,861,507	$71	(19,237,264)	$(855,692)	$1,184,338	$1,222	$204,115	$534,054

(dollars in thousands)	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	67,814,044	$68	(14,745,230)	$(537,287)	$1,075,264	$8,938	$197,049	$744,032
Net loss	—	—	—	—	—	—	(14,701)	(14,701)
Vesting of restricted stock units	954,147	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(533,597)	(30,990)	—	—	—	(30,990)
Stock-based compensation	—	—	—	—	29,925	—	—	29,925
Restricted stock grants	427,941	1	—	—	—	—	—	1
Restricted stock cancellations	(41,269)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(8,534)	—	(8,534)
Balance at March 31, 2023	69,154,863	$69	(15,278,827)	$(568,277)	$1,105,189	$404	$182,348	$719,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	First Quarter 2024 Form 10-Q

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

2. Basis of Presentation
Unaudited condensed consolidated interim financial statements
The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These unaudited, condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, and other forms filed with the SEC from time to time.
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

First Quarter 2024 Form 10-Q	7

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recently issued accounting pronouncements
There are no recently issued accounting pronouncements that we expect to have a material impact on our consolidated financial statements when adopted in the future.
Summary of significant accounting policies
There have been no material changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.

3. Business Combinations and Dispositions
2024 Disposition
On March 2, 2024, we completed a transaction to divest our U.K.-based creative services business EVERFI Limited, formerly a wholly-owned subsidiary of EVERFI Inc, which is a wholly-owned subsidiary of Blackbaud, Inc. EVERFI Limited's total revenue during 2023 was $8.4 million. We incurred an insignificant amount of legal costs associated with the disposition of this business. As a result of the disposition, we recorded a $1.6 million loss, which was recorded in general and administrative expense in the unaudited, condensed consolidated statement of comprehensive income for the three months ended March 31, 2024.

4. Earnings (Loss) Per Share
We compute basic earnings (loss) per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings (loss) per share reflects the assumed exercise, settlement and vesting of all dilutive securities using the “treasury stock method” except when the effect is anti-dilutive. Potentially dilutive securities consist of shares issuable upon vesting of restricted stock awards and units. Diluted loss per share for the three months ended March 31, 2023 was the same as basic loss per share as there was a net loss in the period and inclusion of potentially dilutive securities was anti-dilutive.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2024	2023
Numerator:
Net income (loss)	$5,246	$(14,701)
Denominator:
Weighted average common shares	52,052,370	52,132,999
Add effect of dilutive securities:
Restricted stock and units	1,362,125	—
Weighted average common shares assuming dilution	53,414,495	52,132,999
Earnings (loss) per share
Basic	$0.10	$(0.28)
Diluted	$0.10	$(0.28)

Anti-dilutive shares excluded from calculations of diluted earnings (loss) per share	622,902	1,638,453

8	First Quarter 2024 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
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
Recurring fair value measurements
Financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair value as of March 31, 2024
Financial assets:
Interest rate swaps	$—	$16,293	$—	$16,293
Foreign currency forward contracts	—	260	—	260
Total financial assets	$—	$16,553	$—	$16,553

Fair value as of March 31, 2024
Financial liabilities:
Foreign currency forward contracts	$—	$92	$—	$92
Contingent consideration obligations	—	—	1,403	1,403
Total financial liabilities	$—	$92	$1,403	$1,495

Fair value as of December 31, 2023
Financial assets:
Interest rate swaps	$—	$16,198	$—	$16,198
Foreign currency forward contracts	—	—	—	—
Total financial assets	$—	$16,198	$—	$16,198

Fair value as of December 31, 2023
Financial liabilities:
Interest rate swaps	$—	$5,004	$—	$5,004
Foreign currency forward contracts	—	536	—	536
Contingent consideration obligations	—	—	1,403	1,403
Total financial liabilities	$—	$5,540	$1,403	$6,943

First Quarter 2024 Form 10-Q	9

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
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at March 31, 2024 and December 31, 2023, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at March 31, 2024 and December 31, 2023, as the debt bears interest rates that approximate market value. As SOFR rates are observable at commonly quoted intervals, our debt under the 2020 Credit Facility (as defined below) is classified within Level 2 of the fair value hierarchy. The fair value of our fixed rate debt does not exceed the carrying amount.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the three months ended March 31, 2024.
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
There were no significant non-recurring fair value adjustments to our long-lived assets, intangible assets, goodwill and operating lease ROU assets during the three months ended March 31, 2024.

6. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	March 31, 2024	December 31, 2023
Restricted cash due to customers	$355,307	$695,489
Real estate escrow balances and other	1,186	1,517
Total restricted cash	$356,493	$697,006

10	First Quarter 2024 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Prepaid expenses and other assets

(dollars in thousands)	March 31, 2024	December 31, 2023
Costs of obtaining contracts(1)(2)	$61,313	$62,377
Prepaid software maintenance and subscriptions(3)	34,668	35,169
Derivative instruments	16,553	16,198
Implementation costs for cloud computing arrangements, net(4)(5)	9,792	9,259
Prepaid insurance	8,617	3,940
Unbilled accounts receivable	6,432	5,615
Taxes, prepaid and receivable	3,407	3,418
Deferred tax assets	617	644
Other assets	13,073	13,702
Total prepaid expenses and other assets	154,472	150,322
Less: Long-term portion	59,883	51,037
Prepaid expenses and other current assets	$94,589	$99,285
(1)Amortization expense from costs of obtaining contracts was $4.8 million and $8.3 million for the three months ended March 31, 2024 and 2023, respectively.
(2)The current portion of costs of obtaining contracts as of March 31, 2024 and December 31, 2023 was $18.8 million and $25.3 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of March 31, 2024 and December 31, 2023 was $31.6 million and $32.4 million, respectively.
(4)These costs primarily relate to the multi-year implementations of our new global enterprise resource planning and customer relationship management systems.
(5)Amortization expense from capitalized cloud computing implementation costs was insignificant for the three months ended March 31, 2024 and 2023, respectively. Accumulated amortization for these costs was $8.4 million and $7.7 million as of March 31, 2024 and December 31, 2023, respectively.

Accrued expenses and other liabilities

(dollars in thousands)	March 31, 2024	December 31, 2023
Taxes payable	$29,753	$21,282
Accrued legal costs(1)	11,713	3,659
Customer credit balances	9,102	10,238
Operating lease liabilities, current portion	6,714	6,701
Accrued commissions and salaries	2,987	4,413
Accrued health care costs	2,387	3,865
Accrued vacation costs	2,349	2,452
Accrued transaction-based costs related to payments services	1,917	4,323
Contingent consideration liability	1,403	1,403
Derivative instruments	92	5,540
Other liabilities	11,017	10,704
Total accrued expenses and other liabilities	79,434	74,580
Less: Long-term portion	4,163	10,258
Accrued expenses and other current liabilities	$75,271	$64,322
(1)All accrued legal costs are classified as current. See Note 9 to these unaudited, condensed consolidated financial statements for additional information about our loss contingency accruals and other legal expenses.

First Quarter 2024 Form 10-Q	11

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other income, net

	Three months ended March 31,
(dollars in thousands)	2024	2023
Interest income	$2,048	$1,236
Currency revaluation gains (losses)	283	(245)
Other income, net	1,016	1,016
Other income, net	$3,347	$2,007

7. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Credit facility:
Revolving credit loans	$379,000	$114,100	7.10%	7.52%
Term loans	603,438	607,500	3.48%	3.51%
Real estate loans	56,364	56,745	5.22%	5.22%
Other debt	2,231	2,800	8.50%	8.42%
Total debt	1,041,033	781,145	4.90%	4.24%
Less: Unamortized discount and debt issuance costs	1,211	1,481
Less: Debt, current portion	19,302	19,259	6.99%	7.02%
Debt, net of current portion	$1,020,520	$760,405	4.86%	4.17%
2020 credit facility
In October 2020, we entered into a five-year $900.0 million senior credit facility (the "2020 Credit Facility"). At March 31, 2024, we were in compliance with our debt covenants under the 2020 Credit Facility.
Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the seller’s obligations under two senior secured notes with a then-aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). At March 31, 2024, we were in compliance with our debt covenants under the Real Estate Loans.
Other debt
From time to time, we enter into third-party financing agreements for purchases of software and related services for our internal use. Generally, the agreements are non-interest-bearing notes requiring annual payments. Interest associated with the notes is imputed at the rate we would incur for amounts borrowed under our then-existing credit facility at the inception of the notes.

12	First Quarter 2024 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes our currently effective supplier financing agreements as of March 31, 2024:

(dollars in thousands)	Term in Months	Number of Annual Payments	First Annual Payment Due	Original Loan Value
Effective dates of agreements (1):
December 2022	39	3	January 2023	$1,710
January 2023	36	3	April 2023	$2,491
(1)Represent noncash investing and financing transactions during the periods indicated as we purchased software and services by assuming directly related liabilities.
The changes in supplier financing obligations during the three months ended March 31, 2024, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2023	$2,800
Additions	—
Settlements	(569)
Balance at March 31, 2024	$2,231

8. Derivative Instruments
We generally use derivative instruments to manage our interest rate and foreign currency exchange risk. We currently have derivatives classified as cash flow hedges and net investment hedges. We do not enter into any derivatives for trading or speculative purposes.
All of our derivative instruments are governed by International Swap Dealers Association, Inc. master agreements with our counterparties. As of March 31, 2024 and December 31, 2023, we have presented the fair value of our derivative instruments at the gross amounts in the condensed consolidated balance sheets as the gross fair values of our derivative instruments equaled their net fair values.
Cash flow hedges
We have entered into interest rate swap agreements, which effectively convert portions of our variable rate debt under the 2020 Credit Facility to a fixed rate for the term of the swap agreements. We designated each of the interest rate swaps as cash flow hedges at the inception of the contracts. As of March 31, 2024 and December 31, 2023, the aggregate notional values of the interest rate swaps were $935.0 million and $935.0 million, respectively. All of the contracts have maturities on or before October 2028.
We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian Dollar ("CAD") against changes in the exchange rate with the United States Dollar ("USD"). We designated each of these foreign currency forward contracts as cash flow hedges at the inception of the contracts. As of March 31, 2024 and December 31, 2023, the aggregate notional values of the foreign currency forward contracts designated as cash flow hedges that we held to buy USD in exchange for Canadian Dollars were $30.6 million CAD and $29.9 million CAD, respectively. All of the contracts have maturities of 12 months or less.

First Quarter 2024 Form 10-Q	13

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net investment hedges
We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds ("GBP") into USD. We designated each of these foreign currency forward contracts as net investment hedges at the inception of the contracts. As of March 31, 2024 and December 31, 2023, the aggregate notional values of the foreign currency forward contracts designated as net investment hedges to reduce the volatility of the U.S. dollar value of a portion of our GBP-denominated investments was £16.6 million and £13.2 million, respectively.
The fair values of our derivative instruments were as follows as of:

		Asset derivatives			Liability derivatives
(dollars in thousands)	Balance sheet location	March 31, 2024	December 31, 2023	Balance sheet location	March 31, 2024	December 31, 2023
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$12,328	$16,198	Accrued expenses and other current liabilities	$—	$—
Foreign currency forward contracts, current portion	Prepaid expenses and other current assets	260	—	Accrued expenses and other current liabilities	92	536
Interest rate swaps, long-term	Other assets	3,965	—	Other liabilities	—	5,004
Total derivative instruments designated as hedging instruments		$16,553	$16,198		$92	$5,540
The effects of derivative instruments in cash flow and net investment hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive income (loss) as of	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (loss)	Gain reclassified from accumulated other comprehensive income (loss) into income (loss)
(dollars in thousands)	March 31, 2024		Three months ended March 31, 2024
Cash Flow Hedges
Interest rate swaps	$16,293	Interest expense	$5,473
Foreign currency forward contracts	$260	Revenue	$34
Net Investment Hedges
Foreign currency forward contracts	$(92)		$—

	March 31, 2023		Three months ended March 31, 2023
Cash Flow Hedges
Interest rate swaps	$17,594	Interest expense	$4,499
Foreign currency forward contracts	$14	Revenue	$125
Net Investment Hedges
Foreign currency forward contracts	$(417)		$—

14	First Quarter 2024 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Excluding net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) and related tax effects are reclassified from accumulated other comprehensive income (loss) to current earnings. For net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to translation adjustment, a component of accumulated other comprehensive income (loss), and recognized in earnings only when the hedged GBP investment is liquidated. The estimated accumulated other comprehensive income as of March 31, 2024 that is expected to be reclassified into earnings within the next twelve months is $14.7 million. There were no ineffective portions of our interest rate swap or foreign currency forward derivatives during the three months ended March 31, 2024 and 2023. See Note 11 to these unaudited, condensed consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component. We classify cash flows related to derivative instruments as operating activities in the condensed consolidated statements of cash flows.

9. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. As of March 31, 2024, we did not have any operating leases that had not yet commenced.
The following table summarizes the components of our lease expense:

	Three months ended March 31,
(dollars in thousands)	2024	2023
Operating lease cost(1)	$1,986	$2,385
Variable lease cost	313	432
Sublease income	(698)	(811)
Net lease cost	$1,601	$2,006
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
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of March 31, 2024, the remaining aggregate minimum purchase commitment under these arrangements was approximately $239.8 million through 2029.
Solution and service indemnifications
In the ordinary course of business, we provide certain indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our solutions or services. We have not identified any losses that might be covered by these indemnifications.

First Quarter 2024 Form 10-Q	15

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
We recorded expenses and offsetting insurance recoveries related to the Security Incident as follows:

	Three months ended March 31,
(dollars in thousands)	2024	2023
Gross expense	$10,323	$17,783
Offsetting insurance recoveries	—	—
Net expense	$10,323	$17,783

16	First Quarter 2024 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following summarizes our cumulative expenses, insurance recoveries recognized and insurance recoveries paid as of:

(dollars in thousands)	March 31, 2024	December 31, 2023
Cumulative gross expense	$171,754	$161,431
Cumulative offsetting insurance recoveries recognized	(50,000)	(50,000)
Cumulative net expense	$121,754	$111,431

Cumulative offsetting insurance recoveries paid	$(50,000)	$(50,000)
Recorded expenses have consisted primarily of payments to third-party service providers and consultants, including legal fees, settlement of the previously disclosed SEC and multi-state Attorneys General investigations (discussed below), settlements of customer claims and accruals for certain loss contingencies. Not included in the expenses discussed above were costs associated with enhancements to our cybersecurity program. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our unaudited, condensed consolidated statements of comprehensive income (loss) and as operating activities on our unaudited, condensed consolidated statements of cash flows. Total costs related to the Security Incident exceeded the limit of our insurance coverage during the first quarter of 2022. We expect to continue to experience significant expenses related to our response to the Security Incident, resolution of legal proceedings, claims and investigations, including those discussed below, and our efforts to further enhance our cybersecurity measures. For the three months ended March 31, 2024, we incurred net pre-tax expenses of $10.3 million related to the Security Incident, which included $3.3 million for ongoing legal fees and additional accruals for loss contingencies of $7.0 million. During the three months ended March 31, 2024, we had net cash outlays of $2.0 million related to the Security Incident for ongoing legal fees. In line with our policy, legal fees are expensed as incurred. For full year 2024, we currently expect pre-tax expenses of approximately $5.0 million to $10.0 million and cash outlays of approximately $8.0 million to $13.0 million for ongoing legal fees related to the Security Incident. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below.
As of March 31, 2024, we have recorded approximately $8.5 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain customers and governmental agencies related to the Security Incident that we believed we could reasonably estimate in accordance with our loss contingency procedures described above. Our liabilities for loss contingencies are recorded in accrued expenses and other current liabilities on our unaudited, condensed consolidated balance sheets. It is reasonably possible that our estimated actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of March 31, 2024 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
Customer claims. To date, we have received approximately 260 specific requests from customers for reimbursement of expenses incurred by them related to the Security Incident, approximately 214 (or 82%) of which have been fully resolved and closed and approximately 39 (or 15%) are inactive and are considered by us to have been abandoned by the customers. We have also received approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident, none of which resulted in claims submitted to us and are considered by us to have been abandoned by the customers. We have also received notices of proposed claims on behalf of a number of U.K. data subjects, which we are reviewing. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us, and certain insurance companies have filed subrogation claims in court, of which 3 cases remain active and unresolved.

First Quarter 2024 Form 10-Q	17

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
As previously disclosed, on February 1, 2024, the FTC announced its approval of an Agreement Containing Consent Order (the “Proposed Order”) evidencing its settlement with the Company in connection with the Security Incident. Pursuant to its rules, the FTC placed the Proposed Order and related draft complaint on the public record for a period of 30 days for the receipt of public comments after which the FTC will consider any comments received from interested persons prior to determining whether and in what form to finalize the Proposed Order. The 30-day comment period expired on March 14, 2024. As part of the FTC’s proposed order, the Company has not been fined and is not otherwise required to make any payment. Furthermore, the Company has agreed to the FTC’s proposed order without admitting or denying any of the FTC’s allegations, except as expressly stated otherwise in the Proposed Order. If finalized, the settlement described in the Proposed Order will fully resolve the FTC investigation. Although we believe the Proposed Order will be finalized in substantially its current form, there can be no assurances as to whether that will occur or its timing. For more information, see the form of Proposed Order that was furnished as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2024 and in Note 11 to our audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on February 21, 2024.
As previously disclosed, on October 5, 2023, we entered into separate, substantially similar Administrative Orders with each of 49 state Attorneys General and the District of Columbia relating to the Security Incident which fully resolved the previously disclosed multi-state Civil Investigative Demand and the separate Civil Investigative Demand from the Office of the Indiana Attorney General relating to the Security Incident.

18	First Quarter 2024 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On March 9, 2023, we reached a settlement with the SEC in connection with the Security Incident that fully resolved the previously disclosed SEC investigation of the Security Incident.
On September 28, 2021, the Information Commissioner’s Office in the United Kingdom under the U.K. Data Protection Act 2018 notified us that it has closed its investigation of the Security Incident.
On September 24, 2021, we received notice from the Spanish Data Protection Authority that it has concluded its investigation of the Security Incident.
On January 15, 2021, we were notified by the Data Protection Commission of Ireland that it has concluded its investigation of the Security Incident.
For more information about these completed government investigations and related actions, see Note 11 to our audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on February 21, 2024.
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

10. Income Taxes
Our income tax benefit and effective income tax rates, including the effects of period-specific events, were:

	Three months ended March 31,
(dollars in thousands)	2024	2023
Income tax benefit	$(1,456)	$(3,901)
Effective income tax rate	(38.4)%	21.0%
The change in our effective income tax rate for the three months ended March 31, 2024 when compared to the same period in 2023 was primarily attributable to favorable impacts of benefits attributable to stock-based compensation and research and development tax credits.

11. Stockholders' Equity
Stock repurchase program
Under our stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program does not have an expiration date and may be limited, suspended or discontinued at any time without prior notice. Under the 2024 Credit Agreement (as defined below), we have restrictions on our ability to repurchase shares of our common stock, which are summarized on page 40 in this report.
We account for purchases of treasury stock under the cost method. On January 17, 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by expanding the total capacity under the program from $250.0 million to $500.0 million available for repurchases.
In March 2024, we entered into an issuer forward repurchase transaction with a large financial institution to repurchase an aggregate $200 million of shares of our common stock (the "ASR Transaction"). Pursuant to the terms of the ASR Transaction, we provided the financial institution with a prepayment of $200 million and received an initial delivery of 2.1 million shares of our common stock, representing approximately 70% of the total shares then-expected to be repurchased under the ASR

First Quarter 2024 Form 10-Q	19

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Transaction. The final number of shares of common stock delivered to us under the ASR Transaction will be based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR Transaction, less a discount and subject to customary adjustments upon events affecting the common stock (e.g., dilutive or concentrative events, mergers and acquisitions, and market disruptions). At settlement, the financial institution may be required to deliver additional shares of our common stock to us or, under certain circumstances, we may be required to deliver a cash payment or shares of our common stock to the financial institution, with the method of settlement at our election. The final settlement of the ASR Transaction is scheduled to occur by the fourth quarter of 2024, unless settled earlier at the election of the financial institution.
The difference of $52.2 million between the prepayment of $200 million and the value of the shares repurchased on the ASR Transaction date represents an unsettled prepaid forward contract indexed to our common stock and met all of the applicable criteria for equity classification; therefore, it was not accounted for as a derivative instrument as of March 31, 2024. Because of our ability to settle in shares, the $52.2 million prepaid forward contract was classified as a reduction to additional paid-in capital within our unaudited, condensed consolidated statement of stockholders' equity. We funded the ASR Transaction prepayment with borrowings pursuant to a revolving credit loan under the 2020 Credit Facility.
During the three months ended March 31, 2024, we repurchased an aggregate of 2,954,211 shares for $262.6 million, including the initial delivery of shares repurchased pursuant to the ASR Transaction. The remaining amount available to purchase stock under the approved stock repurchase program was $259.7 million as of March 31, 2024.
Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended March 31,
(in thousands)	2024	2023
Accumulated other comprehensive (loss) income, beginning of period	$(1,688)	$8,938
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income balance, beginning of period	$8,158	$23,833
Other comprehensive income (loss) before reclassifications, net of tax effects of $(2,966) and $2,566	8,121	(7,289)
Amounts reclassified from accumulated other comprehensive income (loss)	(5,507)	(4,624)
Tax expense included in provision for income taxes	1,481	1,221
Total amounts reclassified from accumulated other comprehensive income (loss)	(4,026)	(3,403)
Net current-period other comprehensive income (loss)	4,095	(10,692)
Accumulated other comprehensive income balance, end of period	$12,253	$13,141
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(9,846)	$(14,895)
Translation adjustment	(1,185)	2,158
Accumulated other comprehensive loss balance, end of period	(11,031)	(12,737)
Accumulated other comprehensive income, end of period	$1,222	$404

12. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of March 31, 2024, approximately $1.2 billion of revenue under contract is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 50% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

20	First Quarter 2024 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (one-time services); and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (transactional revenue).
Contract balances
Our contract assets as of March 31, 2024 and December 31, 2023 were insignificant. Our closing balances of deferred revenue were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Total deferred revenue	$367,187	$394,927
The decrease in deferred revenue during the three months ended March 31, 2024 was primarily due to a seasonal decrease in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter. The amount of revenue recognized during the three months ended March 31, 2024 that was included in the deferred revenue balance at the beginning of the period was approximately $173 million. The amount of revenue recognized during the three months ended March 31, 2024 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended March 31,
(dollars in thousands)	2024	2023
United States	$238,109	$221,669
United Kingdom	26,129	26,048
Other countries	15,012	14,036
Total revenue	$279,250	$261,753
The Social Sector and Corporate Sector market groups comprised our go-to-market organizations as of March 31, 2024. The following is a description of each market group as of that date:
•The Social Sector market group focuses on sales to customers and prospects in the social sector, such as nonprofits, foundations, education institutions, healthcare organizations and other not-for-profit entities globally, and includes JustGiving; and
•The Corporate Sector market group focuses on sales to customers and prospects in the corporate sector globally, and includes EVERFI and YourCause.

First Quarter 2024 Form 10-Q	21

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents our revenue by market group:

	Three months ended March 31,
(dollars in thousands)	2024	2023
Social Sector	$244,444	$224,897
Corporate Sector	34,806	36,856
Total revenue	$279,250	$261,753
The following table presents our recurring revenue by type:

	Three months ended March 31,
(dollars in thousands)	2024	2023
Contractual recurring	$190,855	$177,603
Transactional recurring	80,663	75,145
Total recurring revenue	$271,518	$252,748

13. Subsequent Events
April 2024 credit agreement refinancing
On April 30, 2024, we entered into the Third Amendment to Credit Agreement (the "Amendment"), by and among us, the lenders party thereto and Bank of America N.A., as administrative agent (the "Agent"). The Amendment amends the Amended and Restated Credit Agreement, dated as of October 30, 2020 (as previously amended, the "Existing Credit Agreement" and the Existing Credit Agreement as amended by the Amendment, the “2024 Credit Agreement”), by and among us, the lenders from time-to-time party thereto and the Agent.
The Amendment amends the Existing Credit Agreement to, among other things, (a) refinance the existing $1.1 billion credit facilities under the Existing Credit Agreement to provide for new credit facilities in the aggregate principal amount of $1.5 billion consisting of (i) a $700.0 million revolving credit facility with a $50.0 million letter of credit subfacility, a $50.0 million swingline subfacility and a $150.0 million sublimit available for multicurrency borrowings (the “2024 Revolving Facility”) and (ii) a $800.0 million term loan facility (the “2024 Term Facility” and together with the 2024 Revolving Facility, the “2024 Credit Facilities”), (b) extend the maturity date to April 30, 2029, (c) modify the definition of Applicable Margin (as defined below) and (iv) modify certain negative and financial covenants to provide additional operational flexibility.
Under the 2024 Credit Facilities, dollar tranche revolving loans and term loans bear interest at a rate per annum equal to, at the option of the Company: (a) a base rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate announced by Bank of America, N.A., and (iii) Term SOFR plus 1.00% (the “Base Rate”), plus an applicable margin as specified in the 2024 Credit Agreement (the “Applicable Margin”); (b) Term SOFR plus the Applicable Margin; or (c) the Daily SOFR Rate plus the Applicable Margin. The Applicable Margin shall be adjusted quarterly, varies based on our net leverage ratio and varies based on whether the loan is a Base Rate Loan (0.375% to 1.500%), or a Term SOFR Loan/Daily SOFR Loan (1.375% to 2.500%). The 2024 Credit Agreement also provides for a commitment fee of between 0.250% and 0.500% of the unused commitment under the 2024 Revolving Facility depending on our net leverage ratio.
Under the 2024 Credit Facilities, designated currency tranche revolving loans bear interest at a rate per annum equal to, at the option of the Company: (a) the Designated Currency Daily Rate (as defined in the 2024 Credit Agreement) plus the Applicable Margin; or (b) the Designated Currency Term Rate (as defined in the 2024 Credit Agreement) plus the Applicable Margin. The Applicable Margin shall be adjusted quarterly and varies based on our net leverage ratio for both Designated Currency Daily Rate Loans and Designated Currency Term Rate Loans (1.375% to 2.500%).
We may prepay the 2024 Credit Agreement in whole or in part at any time without premium or penalty, other than customary breakage costs with respect to certain types of loans.

22	First Quarter 2024 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Under the terms of the 2024 Credit Agreement, we are entitled on one or more occasion, subject to the satisfaction of certain conditions, to request an increase in the commitments under the 2024 Revolving Facility and/or request additional incremental term loans in the aggregate principal amount of up to the sum of (i)(x) the greater of (A) $360.0 million and (B) 100% of EBITDA (as defined in the 2024 Credit Agreement), plus (ii) at our option, up to an amount such that the net leverage ratio shall be no greater than 3.50 to 1.00.
The 2024 Credit Agreement contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. Financial covenants include a net leverage ratio and an interest coverage ratio.
The Amendment is filed as Exhibit 10.1 of this Quarterly Report on Form 10-Q. The descriptions of the Amendment and the 2024 Credit Agreement contained herein do not purport to be complete and are subject to, and qualified in their entirety by, the full and complete terms contained in the Amendment, a copy of which is filed as Exhibit 10.1 and is incorporated herein by reference.

First Quarter 2024 Form 10-Q	23

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
Update on Select Key Operational Initiatives
Product Innovation and Delivery
To maintain our market leadership position, we are accelerating the pace of innovation and new feature delivery to our customers. Our focus has been on two areas, generative artificial intelligence (AI) and enhancements that continue to improve the connectivity of our suite of solutions. These enhancements are aimed at improving fundraising outcomes while reducing the administrative burden of our end users. Some examples include:
•We have released a number of AI capabilities over the past few quarters, including new generative AI functionality for our JustGiving platform. During the first quarter of 2024, we released generative AI capabilities for Raiser’s Edge NXT®, and we expect that Blackbaud Co-pilot will be available to our Raiser's Edge NXT customers soon. Using Blackbaud Co-pilot, users can ask ad hoc questions such as “How can I improve my average donation size?” and the tool will provide intelligent responses as well as recommended actions intended to drive that outcome.
•During the first quarter of 2024, our Online Giving and Prospect Insights capabilities were natively integrated into Raiser's Edge NXT. With these integrations, fundraising administrators can now drive a viral giving campaign, keep records of each donor interaction, identify new donation opportunities, and provide personalized messaging, all in one integrated experience.
•Last quarter, we announced our new optimized donation forms were coming to Raiser's Edge NXT. We now have a few hundred customers up and running with nearly a thousand more experimenting. We expect these forms to drive higher revenue for our customers and for Blackbaud.
We include these exciting new features in our products at no additional cost, to increase the value our customers receive from their existing subscription. We are delivering more innovation, evolving our products and ensuring our customers receive more value from our solutions.

24	First Quarter 2024 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Modernized Approach to Pricing and Multi-Year Contracts
In the summer of 2022, we put in place an updated renewal pricing policy primarily for our social sector customers that directly reflects the value we provide to them, is in-line with the broader market and reflects the inflationary pressures that all businesses are facing. This program is designed to deliver sustained revenue growth beyond the initial three-year renewal cycle and will provide us with improved revenue visibility. As previously disclosed, this new approach has three main components:
1.offering 3-year contract renewal terms as our standard, which the vast majority of customers are adopting;
2.embedded annual price increases within the 3-year renewal term, which we have not had previously and are beginning to take effect; and
3.a larger first year price increase to bring our pricing in-line with the broader market.
The first two components, as well as a portion of the third, will continue on beyond the initial renewal cycle, creating what we believe will be a sustainable source of revenue growth. Approximately one half of our 2024 total company revenue growth is expected to be impacted by this modernized contract and pricing initiative, and by the end of 2024, we anticipate we will renew approximately two-thirds of that base into the new model. During the first and second quarters of 2024, we expect a larger contribution to our total revenue growth to come from this initiative.
Financial Summary

Total revenue ($M)	Income (Loss) from operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue increased by $17.5 million during the three months ended March 31, 2024, when compared to the same period in 2023, driven largely by the following:

+
Growth in recurring revenue primarily related to:
•an increase in contractual recurring revenue of $13.3 million related to the impact of our modernized contract initiative and pricing within the Social Sector as well as the performance of our cloud solutions; partially offset by a decrease in revenue from EVERFI as discussed below
•an increase in transactional recurring revenue of $5.5 million primarily due to positive results related to pricing initiatives we implemented at the beginning of 2023 and, to a lesser extent, increases in volume for our Blackbaud Tuition Management and JustGiving solutions

-
Decrease in one-time service and other revenue primarily related to:
•decrease in one-time consulting revenue due primarily due to less revenue from implementation and customization services, in line with our multi-year strategic shift from a license-based and one-time services business model to a cloud subscription business model. Our cloud subscription offerings generally require less implementation and customization services

First Quarter 2024 Form 10-Q	25

Blackbaud, Inc.
(Unaudited)
As previously disclosed and discussed above, we have a number of multi-year pricing initiatives underway, some to bring our pricing in line with the market while others are model changes that are expected to drive greater revenue for both us and our customers. We expect that the decline in our non-strategic one-time services and other revenue will slow in 2024 compared to the previous two years.
Our Social Sector revenue (which represents approximately 88% of our total revenue) increased $19.5 million, or 8.7%, during the three months ended March 31, 2024, when compared to the same period in 2023, driven primarily by the increases in contractual recurring revenue and transactional recurring revenue discussed above.
Our Corporate Sector revenue (which represents approximately 12% of our total revenue) decreased $2.1 million, or 5.6%, during the three months ended March 31, 2024, when compared to the same period in 2023, driven primarily by EVERFI. EVERFI has faced macroeconomic challenges in the form of tightening corporate CSR budgets, especially in the financial services market where EVERFI has a significant position. While we expect our Corporate Sector revenue to decline for the full year 2024, we are working on plans to ensure it contributes to shareholder value.
Income from operations increased by $20.7 million during the three months ended March 31, 2024, when compared to the same period in 2023, driven largely by the following:

+	Increase in total revenue, as described above
+	Decrease in Security Incident-related expenses of $7.5 million. See "Security Incident update" below.
+	Decrease in employee severance costs of $4.3 million primarily due to our targeted workforce reductions during the fourth quarter of 2022 and the first quarter of 2023
+
Decrease in commission expense of $3.4 million due to fewer sales headcount and a prospective increase in the period of benefit over which we amortized costs of obtaining contracts with customers from 5 to 6 years beginning in the year ending December 31, 2024

+	Decrease in corporate costs of $2.2 million primarily related to the release of certain accrued tax liabilities due to favorable sales tax rulings and a decrease in bad debt expense
-	Increase in stock-based compensation expense of $3.6 million primarily due to overall Company performance against targets for certain performance-based equity awards
-	Increase in advertising costs of $2.0 million primarily due to timing differences compared to 2023
-
Decrease of $2.0 million due to an increase in amortization of capitalized software and content development costs and a decrease in software and content development costs that were required to be capitalized under the internal-use software guidance

-	Increase in amortization of intangible assets from business combinations of $1.7 million due to our acquisition of EVERFI
-
Increase in acquisition and disposition-related costs of $1.6 million primarily related to the disposition of EVERFI Limited; see Note 3 of our unaudited, condensed consolidated financial statements in this report for more information

-	Increase in transaction-based costs of $1.4 million related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates
-
Increase in hosting and data center costs of $1.3 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of cybersecurity investments to continue for the foreseeable future

We are continuing to make critical investments in the business in areas such as innovation, cybersecurity, and our continued shift of cloud infrastructure to leading public cloud service providers. Our profitability during the first quarter of 2024 reflects some of these incremental investments.
We continuously seek opportunities to optimize our portfolio of solutions to focus time and resources on innovation that will have the greatest impact for our customers and the markets we serve, and drive the highest return on investment. To that end, we will continue to simplify and rationalize our portfolio through product sunsets and divestitures of non-core businesses and technologies.

26	First Quarter 2024 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Gross dollar retention

Our recurring subscription contracts are typically for a term of three years at contract inception. A key factor to our overall success is the renewal and expansion of our existing subscription agreements with our customers. Management uses gross dollar retention in analyzing our success at delighting our customers with innovative and cloud solutions. Gross dollar retention is defined as contracted annual recurring revenue ("CARR") divided by beginning CARR with a measurement period of twelve months. For the twelve months ended March 31, 2024, our gross dollar retention was approximately 89%. This gross dollar retention rate was slightly lower than our rate for the full year ended December 31, 2023, primarily due to EVERFI. Excluding EVERFI, our gross dollar retention during the twelve months ended March 31, 2024 was slightly higher than our rate for the full year ended December 31, 2023. We are continually investing in innovation, which we believe will increase gross dollar retention over the long-term.
Balance sheet and cash flow
At March 31, 2024, our cash and cash equivalents were $26.4 million. Under the 2020 Credit Facility, the carrying amount of our debt was $981.7 million and our net leverage ratio was 2.72 to 1.00.
During the three months ended March 31, 2024, we generated $64.6 million in cash from operations, had a net increase in borrowings of $260.5 million, returned $262.6 million to stockholders by way of share repurchases and had aggregate cash outlays of $13.3 million for purchases of property and equipment and capitalized software and content development costs.
Security Incident update
As discussed in Note 9 to our unaudited, condensed consolidated financial statements in this report, total costs related to the Security Incident exceeded the limit of our insurance coverage in the first quarter of 2022. Accordingly, the Security Incident has negatively impacted, and we expect it to continue for the foreseeable future to negatively impact, our GAAP profitability and GAAP cash flow (see discussion regarding non-GAAP free cash flow and non-GAAP adjusted free cash flow on page 37). For the three months ended March 31, 2024, we incurred net pre-tax expenses of $10.3 million related to the Security Incident, which included $3.3 million for ongoing legal fees and additional accruals for loss contingencies of $7.0 million. During the three months ended March 31, 2024, we had cash outlays of $2.0 million related to the Security Incident for ongoing legal fees. In line with our policy, legal fees are expensed as incurred. For full year 2024, we currently expect pre-tax expenses of approximately $5.0 million to $10.0 million and cash outlays of approximately $8.0 million to $13.0 million for ongoing legal fees related to the Security Incident. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below.
As of March 31, 2024, we have recorded approximately $8.5 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain customers and governmental agencies related to the Security Incident that we believed we could reasonably estimate in accordance with our loss contingency procedures described above and as more fully described in Note 9. It is reasonably possible that our estimated actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of March 31, 2024 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of

First Quarter 2024 Form 10-Q	27

Blackbaud, Inc.
(Unaudited)
which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
Termination of stockholder rights agreement
On March 18, 2024, the Company and Broadridge Corporate Issuer Solutions, LLC, a Pennsylvania limited liability company, entered into the Third Amendment to Stockholder Rights Agreement, dated as of March 18, 2024 (as amended, the “Rights Agreement”). The third amendment terminated the Rights Agreement by accelerating the expiration time of the Company’s preferred share purchase rights (each, a “Right” and, collectively, the “Rights”) to 5:00 P.M., New York City time, on March 18, 2024. At the time of the termination of the Rights Agreement, all of the Rights, which were previously distributed to holders of the Company’s issued and outstanding common stock, par value $0.001, pursuant to the Rights Agreement, expired.
April 2024 credit agreement refinancing
On April 30, 2024, we entered into the Amendment, which amended the Existing Credit Agreement to, among other things, (a) refinance the credit facilities under the Existing Credit Agreement to provide for (i) a $700.0 million revolving credit facility with a $50.0 million letter of credit subfacility, a $50.0 million swingline subfacility and a $150.0 million sublimit available for multicurrency borrowings (the “2024 Revolving Facility”) and (ii) a $800.0 million term loan facility (the “2024 Term Facility” and together with the 2024 Revolving Facility, the “2024 Credit Facilities”), (b) extend the maturity date to April 30, 2029, (c) modify the definition of Applicable Margin (as defined below) and (iv) modify certain negative and financial covenants to provide additional operational flexibility. See Part II, Item 5. “Other Information” for a summary of the terms of the 2024 Credit Agreement.

Results of Operations
Comparison of the three months ended March 31, 2024 and 2023
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

28	First Quarter 2024 Form 10-Q

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
Recurring revenue increased by $18.8 million, or 7.4%, during the three months ended March 31, 2024, when compared to the same period in 2023, driven primarily by the following:

+
Increase in contractual recurring revenue of $13.3 million related to the impact of our modernized contract initiative and pricing within the Social Sector as well as the performance of our cloud solutions; partially offset by a decrease in revenue from EVERFI as discussed above

+
Increase in transactional recurring revenue of $5.5 million primarily due to positive results related to pricing initiatives we implemented at the beginning of 2023 and, to a lesser extent, increases in volume for our Blackbaud Tuition Management and JustGiving solutions.

Cost of recurring revenue increased by $4.7 million, or 4.1%, during the three months ended March 31, 2024, when compared to the same period in 2023, driven primarily by the following:

+	Increase in amortization of intangible assets from business combinations of $1.6 million primarily due to our acquisition of EVERFI in December 2021
+	Increase in transaction-based costs of $1.5 million related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates
+
Increase in hosting and data center costs of $1.3 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of cybersecurity investments to continue for the foreseeable future

Recurring gross margin increased by 140 basis points for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to the increases in recurring revenue outpacing the increases in cost of recurring revenue.

One-time services and other
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
One-time services and other revenue is comprised of fees for one-time consulting, analytic and onsite training services, and fees for retained and managed services contracts that we do not expect to have a term consistent with our cloud solution contracts.

First Quarter 2024 Form 10-Q	29

Blackbaud, Inc.
(Unaudited)
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
One-time services and other revenue decreased by $1.3 million, or 14.1%, during the three months ended March 31, 2024, when compared to the same period in 2023, driven primarily by the following:

-
Decrease in one-time consulting revenue of $1.1 million primarily due to less sales of creative services and implementation and customization services. As discussed in Note 3 to our unaudited, condensed consolidated financial statements in this report, our sale of EVERFI Limited contributed to the decrease in creative services revenue. Also contributing to the decrease in one-time consulting revenue is an increase in utilization of third-party service delivery partners. For several years, we have been strategically shifting away from a one-time services business model towards sales of retained and managed services and also embedding services in our renewable cloud solution contracts. Retained and managed services contracts that we expect to have a term consistent with our cloud solution contracts, and embedded services are recorded as recurring revenue.

Cost of one-time services and other decreased by $1.6 million, or 18.5%, during the three months ended March 31, 2024, when compared to the same period in 2023, driven primarily by the following:

-
Decrease in compensation costs of $1.2 million primarily related to our prior period targeted workforce reductions discussed above and a continued shift in resources historically supporting one-time services and other towards recurring revenue

One-time services and other gross margin increased by 480 basis points during the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to the decrease in compensation costs discussed above outpacing the decrease of one-time services and other revenue.
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

30	First Quarter 2024 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Sales, marketing and customer success expense decreased by $3.5 million or 6.5%, during the three months ended March 31, 2024, when compared to the same period in 2023. The decreases in dollars and as a percentage of total revenue were primarily driven by the following:

-
Decrease in commission expense of $3.5 million due to fewer sales headcount and a prospective increase in the period of benefit over which we amortized costs of obtaining contracts with customers from 5 to 6 years beginning in the year ending December 31, 2024

-	Decrease in employee severance costs of $1.6 million primarily due to our prior period targeted workforce reductions discussed above
+	Increase in advertising costs of $2.0 million primarily due to timing differences compared to 2023
Research and development
Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.
We continue to make investments to delight our customers with innovative and secure cloud solutions. Research and development expenses increased by $2.2 million or 5.4%, during the three months ended March 31, 2024, when compared to the same period in 2023, primarily driven by the following:

+	Increase in compensation costs of $2.4 million primarily related to an increase in resources dedicated to the security-related compliance of our solutions
-	Decrease in employee severance costs of $1.1 million primarily due to our prior period targeted workforce reductions discussed above
Not included in research and development expense for the three months ended March 31, 2024 and 2023 were $13.7 million and $14.2 million, respectively, of qualifying costs associated with software and content development activities that are required to be capitalized under GAAP, such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized development costs associated with our cloud solutions are subsequently amortized to cost of recurring revenue over the related assets' estimated useful life, which generally range from three to seven years. We expect that the amount of software and content development costs capitalized will be relatively consistent in the near-term as we continue making investments in innovation, quality, security and the integration of our solutions, which we believe will drive long-term revenue growth.
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
General and administrative expense decreased by $5.1 million or 9.6%, during the three months ended March 31, 2024, when compared to the same period in 2023. The decreases in dollars and as a percentage of total revenue were primarily driven by the following:

-	Decrease in Security Incident-related expenses of $7.5 million. See "Security Incident update" on page 27
-	Decrease in corporate costs of $2.2 million primarily related to the release of certain accrued tax liabilities due to favorable sales tax rulings and a decrease in bad debt expense
-	Decrease in employee severance costs of $0.8 million due to our prior period targeted workforce reductions discussed above
+
Increase in compensation costs of $4.7 million primarily related to an increase in stock-based compensation due to overall Company performance against targets for certain performance-based equity awards

+
Increase in acquisition and disposition-related costs of $1.6 million primarily related to the disposition of EVERFI Limited; see Note 3 to our unaudited, condensed consolidated financial statements in this report for more information

First Quarter 2024 Form 10-Q	31

Blackbaud, Inc.
(Unaudited)
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

Interest expense in dollars and as a percentage of total revenue during the three months ended March 31, 2024, was relatively in line with the same period in 2023. We currently expect interest expense for the full year 2024 to be approximately $48 million to $52 million as we had incremental borrowings to fund our ASR Transaction (as defined on page 40). We also expect interest rates to remain higher throughout 2024 than we originally anticipated. Our interest expense in connection with the variable rate portion of our outstanding debt could increase in a rising interest rate environment. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information regarding our derivative instruments, which we use to manage our variable interest rate risk, and Item 3. Quantitative and Qualitative Disclosures about Market Risk: Interest Rate Risk (below) for more information about our variable interest rate exposure and related risk.
Other Income

Other income ($M)
Percentages indicate other income as a percentage of total revenue

Other income increased in dollars and as a percentage of total revenue during the three months ended March 31, 2024 when compared to the same period in 2023, primarily due to an increase in interest income. Interest income increased primarily due to higher interest earned on restricted cash held and payable by us to customers for our payment processing solutions. See Note 6 to our unaudited, condensed consolidated financial statements in this report for more information regarding our other income.

32	First Quarter 2024 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Deferred Revenue
The table below compares the components of deferred revenue from our unaudited, condensed consolidated balance sheets:

(dollars in millions)	March 31, 2024	December 31, 2023	Change
Deferred revenue(1)	$367.2	$394.9	(7.0)%
Less: Long-term portion	6.8	2.4	185.0%
Current portion(1)	$360.4	$392.5	(8.2)%
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
The decrease in deferred revenue during the three months ended March 31, 2024 was primarily due to a seasonal decrease in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter.
Income Taxes

Income tax benefit ($M)
Percentages indicate effective income tax rates

The change in our effective income tax rate for the three months ended March 31, 2024 when compared to the same period in 2023 was primarily attributable to favorable impacts of benefits attributable to stock-based compensation and research and development tax credits.
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

First Quarter 2024 Form 10-Q	33

Blackbaud, Inc.
(Unaudited)

	Three months ended March 31,
(dollars in millions, except per share amounts)	2024	2023
GAAP Revenue	$279.3	$261.8

GAAP gross profit	$153.0	$138.6
GAAP gross margin	54.8%	53.0%
Non-GAAP adjustments:
Add: Stock-based compensation expense	3.8	4.0
Add: Amortization of intangibles from business combinations	14.7	13.1
Add: Employee severance	—	0.7
Subtotal(1)	18.4	17.8
Non-GAAP gross profit(1)	$171.5	$156.4
Non-GAAP gross margin	61.4%	59.8%

GAAP income (loss) from operations	$10.7	$(9.9)
GAAP operating margin	3.8%	(3.8)%
Non-GAAP adjustments:
Add: Stock-based compensation expense	33.6	29.9
Add: Amortization of intangibles from business combinations	15.6	13.9
Add: Employee severance	—	4.3
Add: Acquisition and disposition-related costs	2.3	0.6
Add: Security Incident-related costs(2)	10.3	17.8
Subtotal(1)	61.7	66.5
Non-GAAP income from operations(1)	$72.4	$56.6
Non-GAAP operating margin	25.9%	21.6%

GAAP income (loss) before benefit for income taxes	$3.8	$(18.6)
GAAP net income (loss)	$5.2	$(14.7)
Shares used in computing GAAP diluted earnings (loss) per share	53,414,495	52,132,999
GAAP diluted earnings (loss) per share	$0.10	$(0.28)
Non-GAAP adjustments:
Less: GAAP income tax benefit	(1.5)	(3.9)
Add: Total non-GAAP adjustments affecting income from operations	61.7	66.5
Non-GAAP income before provision for income taxes	65.5	47.9
Assumed non-GAAP income tax provision(3)	16.0	9.6
Non-GAAP net income(1)	$49.5	$38.3

Shares used in computing non-GAAP diluted earnings per share	53,414,495	53,171,410
Non-GAAP diluted earnings per share	$0.93	$0.72
(1)The individual amounts for each year may not sum to subtotal, non-GAAP gross profit, non-GAAP income from operations, non-GAAP income before provision for income taxes or non-GAAP net income due to rounding.
(2)Includes Security Incident-related costs incurred during the three months ended March 31, 2024 of $10.3 million which includes approximately $7.0 million in recorded liabilities for loss contingencies and during the three months ended March 31, 2023 of $17.8 million which included approximately $10.2 million in recorded liabilities for loss contingencies. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims, negotiated settlements and accruals for certain loss contingencies. Not included in this adjustment were costs associated with enhancements to our cybersecurity program. For full year 2024, we currently expect pre-tax expenses of approximately $5 million to $10 million and cash outlays of approximately $8 million to $13 million for ongoing legal fees related to the Security Incident. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below. In line with our policy, legal fees are expensed as incurred. As of March 31, 2024, we have recorded approximately $8.5 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain customers and governmental agencies related to the Security Incident that we believe we can reasonably estimate. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss. There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of March 31, 2024 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
(3)Beginning in 2024, we now apply a non-GAAP effective tax rate of 24.5% when calculating non-GAAP net income and non-GAAP diluted earnings per share. For the three months ended March 31, 2023, the tax impact related to non-GAAP adjustments is calculated under our historical non-GAAP effective tax rate of 20.0%.

34	First Quarter 2024 Form 10-Q

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

(dollars in millions)	Three months ended March 31,
	2024	2023
GAAP revenue	$279.3	$261.8
GAAP revenue growth	6.7%
Less: Non-GAAP revenue from divested businesses(1)	—	(0.6)
Non-GAAP organic revenue(2)	$279.3	$261.1
Non-GAAP organic revenue growth	6.9%

Non-GAAP organic revenue(2)	$279.3	$261.1
Foreign currency impact on Non-GAAP organic revenue(3)	(0.9)	—
Non-GAAP organic revenue on constant currency basis(3)	$278.3	$261.1
Non-GAAP organic revenue growth on constant currency basis	6.6%

GAAP recurring revenue	$271.5	$252.7
GAAP recurring revenue growth	7.4%
Less: Non-GAAP recurring revenue from divested businesses(1)	—	—
Non-GAAP organic recurring revenue(2)	$271.5	$252.7
Non-GAAP organic recurring revenue growth	7.4%

Non-GAAP organic recurring revenue(2)	$271.5	$252.7
Foreign currency impact on non-GAAP organic recurring revenue(3)	(0.9)	—
Non-GAAP organic recurring revenue on constant currency basis(3)	$270.7	$252.7
Non-GAAP organic recurring revenue growth on constant currency basis	7.1%
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

First Quarter 2024 Form 10-Q	35

Blackbaud, Inc.
(Unaudited)
Rule of 40
We define Rule of 40 as non-GAAP organic revenue growth plus non-GAAP adjusted EBITDA margin. Non-GAAP adjusted EBITDA is defined as GAAP net income plus interest, net; income tax provision (benefit); depreciation; amortization of intangible assets from business combinations; amortization of software and content development costs; stock-based compensation; employee severance; acquisition and disposition-related costs; restructuring and other real estate activities; Security Incident-related costs; and impairment of capitalized software development costs.

	Three months ended March 31,
(dollars in millions)	2024	2023
GAAP net income (loss)	$5.2	$(14.7)
Non-GAAP adjustments:
Add: Interest, net	8.2	9.4
Less: GAAP income tax benefit	(1.5)	(3.9)
Add: Depreciation	3.1	3.3
Add: Amortization of intangibles from business combinations	15.6	13.9
Add: Amortization of software and content development costs(1)	12.1	10.6
Subtotal(2)	37.5	33.4
Non-GAAP EBITDA(2)	$42.8	$18.7
Non-GAAP EBITDA margin(3)	15.3%

Non-GAAP adjustments:
Add: Stock-based compensation expense	33.6	29.9
Add: Employee severance	—	4.3
Add: Acquisition and disposition-related costs	2.3	0.6
Add: Security Incident-related costs(4)	10.3	17.8
Subtotal(2)	46.1	52.6
Non-GAAP Adjusted EBITDA(2)	$88.9	$71.3
Non-GAAP Adjusted EBITDA margin(5)	31.8%

Rule of 40(6)	38.7%

Non-GAAP adjusted EBITDA	88.9	71.3
Foreign currency impact on Non-GAAP adjusted EBITDA(7)	(0.4)	1.3
Non-GAAP adjusted EBITDA on constant currency basis(7)	$88.5	$72.6
Non-GAAP adjusted EBITDA margin on constant currency basis	31.8%

Rule of 40 on constant currency basis(8)	38.4%
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

36	First Quarter 2024 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Non-GAAP free cash flow and non-GAAP adjusted free cash flow
Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software and content development, and capital expenditures for property and equipment.
Non-GAAP adjusted free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software and content development and capital expenditures for property and equipment, plus cash outflows related to the Security Incident.
We believe non-GAAP free cash flow and non-GAAP adjusted free cash flow provides useful measures of the Company's operating performance. Non-GAAP adjusted free cash flow is not intended to represent and should not be viewed as the amount of residual cash flow available for discretionary expenditures.

	Three months ended March 31,
(dollars in millions)	2024	2023
GAAP net cash provided by operating activities	$64.6	$21.8
GAAP operating cash flow margin	23.1%	8.3%
Non-GAAP adjustments:
Less: purchase of property and equipment	(0.3)	(1.4)
Less: capitalized software and content development costs	(13.1)	(14.0)
Non-GAAP free cash flow(1)	$51.3	$6.5
Non-GAAP free cash flow margin	18.4%	2.5%
Non-GAAP adjustments:
Add: Security Incident-related cash flows	2.0	9.2
Non-GAAP adjusted free cash flow(1)	$53.3	$15.7
Non-GAAP adjusted free cash flow margin	19.1%	6.0%
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

First Quarter 2024 Form 10-Q	37

Blackbaud, Inc.
(Unaudited)
flow from financing is negatively impacted in our first quarter when most of our equity awards vest, as we pay taxes on behalf of our employees related to the settlement or exercise of equity awards.
These patterns may change as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, large dollar customer bookings and contract renewals, fluctuations in the timing of vendor payments, or as a result of acquisitions, new market opportunities, new solution introductions or other factors. For example, we currently do not expect that our operating cash flow in the second quarter of 2024 will be higher than that of our first quarter primarily due to fluctuations in the timing of vendor and tax payments.

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	March 31, 2024	December 31, 2023	Change
Cash and cash equivalents	$26.4	$31.3	(15.6)%
Property and equipment, net	96.1	98.7	(2.6)%
Software and content development costs, net	162.5	160.2	1.4%
Total carrying value of debt	1,039.8	779.7	33.4%
Working capital	(285.5)	(267.4)	(6.8)%
The following table presents selected financial information about our cash flows:

	Three months ended March 31,
(dollars in millions)	2024	2023	Change
Net cash provided by operating activities	$64.6	$21.8	196.3%
Net cash used in investing activities	(14.5)	(15.3)	(5.4)%
Net cash used in financing activities	(394.6)	(353.2)	11.7%
Our principal sources of liquidity are our operating cash flow, funds available under the 2024 Credit Facility and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription and maintenance arrangements, market acceptance of our solutions and services, the volume and size of transactions for which we process payments and our customers' ability to pay. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and meet our debt obligations. We also believe that we will be able to continue to meet our long-term cash requirements due to our anticipated cash flow from operations, solid financial position and ability to access capital from financial markets. To the extent we undertake future material acquisitions or investments or unanticipated capital or operating expenditures, including in connection with the Security Incident, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure, including through potential debt or equity issuances.
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
At March 31, 2024, our total cash and cash equivalents balance included approximately $14.3 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.

38	First Quarter 2024 Form 10-Q

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
Net cash provided by operating activities increased by $42.8 million during the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to a $5.3 million increase in net income adjusted for non-cash expenses and a $37.5 million increase in cash flow from operations associated with working capital.
The increase in cash flow from operations associated with working capital during the three months ended March 31, 2024, when compared to the same period in 2023, was primarily due to:
•fluctuations in the timing of vendor payments; and
•an increase in taxes payable.
Security Incident update
As discussed in Note 9 to our unaudited, condensed consolidated financial statements in this report, total costs related to the Security Incident exceeded the limit of our insurance coverage in the first quarter of 2022. Accordingly, the Security Incident has negatively impacted, and we expect it to continue for the foreseeable future to negatively impact, our GAAP profitability and GAAP cash flow (see discussion regarding non-GAAP free cash flow and non-GAAP adjusted free cash flow on page 37). For full year 2024, we currently expect pre-tax expenses of approximately $5 million to $10 million and cash outlays of approximately $8 million to $13 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees are expensed as incurred. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below.
As of March 31, 2024, we have recorded approximately $8.5 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain customers and governmental agencies related to the Security Incident that we believed we could reasonably estimate in accordance with our loss contingency procedures described above and as more fully described in Note 9. It is reasonably possible that our estimated actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of March 31, 2024 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
Investing Cash Flow
Net cash used in investing activities of $14.5 million decreased by $0.8 million during the three months ended March 31, 2024, when compared to the same period in 2023.
During the three months ended March 31, 2024, we used $13.1 million for software and content development costs, which was down $0.9 million from cash spent during the same period in 2023. We also spent $0.3 million of cash for purchases of property and equipment during the three months ended March 31, 2024, which was a decrease of $1.1 million when compared to the same period in 2023. In addition, we used net cash of $1.2 million in the disposition of a business during the three months ended March 31, 2024.

First Quarter 2024 Form 10-Q	39

Blackbaud, Inc.
(Unaudited)
Financing Cash Flow
During the three months ended March 31, 2024, we had a net increase in borrowings of $260.5 million, primarily due to our ASR Transaction (as defined below) in March 2024.
We paid $52.7 million to satisfy tax obligations of employees upon settlement of equity awards during the three months ended March 31, 2024 compared to $31.4 million during the same period in 2023. The amount of taxes paid by us on behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter.
During the three months ended March 31, 2024, cash flow from financing activities associated with changes in restricted cash due to customers decreased $336.6 million, compared to a decrease of $337.2 million during the same period in 2023. This line in the statement of cash flows represents the change in the amount of restricted cash held and payable by us to customers from one period to the next.
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
In March 2024, we announced that we intend to repurchase between 7% and 10% of our outstanding common stock as of December 31, 2023 under our existing $500 million stock repurchase program. Consistent with that commitment, in March 2024, we entered into an issuer forward repurchase transaction with a large financial institution to repurchase an aggregate $200 million of shares of our common stock (the "ASR Transaction"). Pursuant to the terms of the ASR Transaction, we provided the financial institution with a prepayment of $200 million and received an initial delivery of 2.1 million shares of our common stock, representing approximately 70% of the total shares then-expected to be repurchased under the ASR Transaction. The final number of shares of common stock delivered to us under the ASR Transaction will be based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR Transaction, less a discount and subject to customary adjustments upon events affecting the common stock (e.g., dilutive or concentrative events, mergers and acquisitions, and market disruptions). The final settlement of the ASR Transaction is scheduled to occur by the fourth quarter of 2024, unless settled earlier at the election of the financial institution.
The difference of $52.2 million between the prepayment of $200 million and the value of the shares repurchased on the ASR Transaction date represents an unsettled prepaid forward contract indexed to our common stock and met all of the applicable criteria for equity classification; therefore, it was not accounted for as a derivative instrument as of March 31, 2024. Because of our ability to settle in shares, the $52.2 million prepaid forward contract was classified as a reduction to additional paid-in capital within our unaudited, condensed consolidated statement of stockholders' equity in this report. We funded the ASR Transaction prepayment with borrowings pursuant to a revolving credit loan under the 2020 Credit Facility.
During the three months ended March 31, 2024, we repurchased 2,954,211 shares for $262.6 million. The remaining amount available to purchase stock under the stock repurchase program was $259.7 million as of March 31, 2024. After 2024, we plan to repurchase shares to at least offset the dilution from our annual stock-based compensation and possibly beyond that amount as market conditions and our strategic plans permit.
2020 Credit Facility
Historically, we have drawn on our credit facility from time to time to help us meet financial needs, primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At March 31, 2024, our available borrowing capacity under the 2020 Credit Facility was $119.6 million. The 2020 Credit Facility matures in October 2025.
At March 31, 2024, the carrying amount of our debt under the 2020 Credit Facility was $981.7 million. Our average daily borrowings during the three months ended March 31, 2024 were $806.1 million.

40	First Quarter 2024 Form 10-Q

Blackbaud, Inc.
(Unaudited)
The following is a summary of the financial covenants under the 2020 Credit Facility:

Financial covenant	Requirement	Ratio as of March 31, 2024
Net leverage ratio(1)	≤ 3.75 to 1.00	2.72 to 1.00
Interest coverage ratio	≥ 2.50 to 1.00	9.75 to 1.00
(1)Under the terms of the 2020 Credit Facility, the Net Leverage Ratio requirement may be increased by up to 0.50 provided we satisfy certain requirements, including a permitted business acquisition, and provided that the maximum Net Leverage Ratio shall not exceed 4.25 to 1.00.
Under the 2020 Credit Facility, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2020 Credit Facility, and (ii) our pro forma net leverage ratio, as set forth in the 2020 Credit Facility, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At March 31, 2024, we were in compliance with our debt covenants under the 2020 Credit Facility. See Note 7 to our unaudited, condensed consolidated financial statements in this report for additional information regarding the 2020 Credit Facility.
Debt refinancing
On April 30, 2024, we refinanced our debt. See Part II, Item 5. “Other Information” for detailed information relating to the terms of the 2024 Credit Agreement.
Commitments and Contingencies

	Payments due by period
(in millions)	Less than 1 year	More than 1 year	Total(1)
Recorded contractual obligations:
Debt	$19.3	$1,021.7	$1,041.0
Operating leases	8.6	44.8	53.4
Contingent consideration	1.4	—	1.4
Unrecorded contractual obligations:
Purchase obligations	86.2	153.6	239.8
Interest payments on debt	58.4	63.6	122.0
Total contractual obligations(1)	$173.8	$1,284.0	$1,457.8
(1)The individual amounts may not sum to the total due to rounding.
Debt
As of March 31, 2024, we had total remaining principal payments of $1.0 billion. These payments represent principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2020 Credit Facility, our real estate loans and our other debt at March 31, 2024 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the revolving credit loans under the 2020 Credit Facility for the purposes of determining minimum commitment amounts. See Note 7 to our unaudited, condensed consolidated financial statements in this report for more information.
Interest payments on debt
In addition to principal payments, as of March 31, 2024, we expect to pay interest expense over the life of our debt obligations of approximately $122.0 million. These payments represent our estimated future interest payments on debt using our debt balances and the related weighted average effective interest rates as of March 31, 2024, which includes the effect of interest rate swap agreements. The actual interest expense recognized in our unaudited, condensed consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions on our remaining principal payments described above.

First Quarter 2024 Form 10-Q	41

Blackbaud, Inc.
(Unaudited)
Operating leases
As of March 31, 2024, we had remaining operating lease payments of $53.4 million. These payments have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements or the amount representing imputed interest of $8.2 million. Our operating leases are generally for corporate offices, subleased offices and certain equipment and furniture. Given our remote-first workforce strategy and real estate footprint optimization efforts, as discussed above, we do not anticipate entering any new, material operating leases for offices for the foreseeable future. See Note 9 to our unaudited, condensed consolidated financial statements in this report for more information.
Purchase obligations
As of March 31, 2024, we had remaining purchase obligations of $239.8 million. These purchase obligations are for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. Our purchase obligations are not recorded as liabilities on our unaudited, condensed consolidated balance sheets as of March 31, 2024, as we had not received the related services. See Note 9 to our unaudited, condensed consolidated financial statements in this report for more information.
The total liability for uncertain tax positions as of March 31, 2024 was $3.5 million. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of March 31, 2024.
In connection with the settlement of the multi-state Attorneys General investigation relating to the Security Incident, as discussed in Note 11 to our audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on February 21, 2024, we have agreed to implement and improve certain of our cybersecurity programs and tools through October 2030. The currently anticipated costs in connection with these efforts are expected to be expensed as incurred.
Contingent consideration
In connection with our acquisition of Kilter in August 2022, we may be required to pay up to a maximum of $3.0 million in additional cash consideration if, during the two-year period commencing January 1, 2023, Kilter meets certain application participation targets. As of March 31, 2024, a liability for the contingent consideration is recorded at its current estimated fair value of $1.4 million in accrued expenses and other current liabilities on our unaudited, condensed consolidated balance sheets.

Foreign Currency Exchange Rates
Approximately 15% of our total revenue for the three months ended March 31, 2024 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive income (loss) as a component of stockholders’ equity, was a loss of $11.0 million as of March 31, 2024 and a loss of $9.8 million as of December 31, 2023. We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds into U.S. dollars.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the three months ended March 31, 2024, foreign translation resulted in increases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the three months ended March 31, 2024, the fluctuation in foreign currency exchange rates increased our total revenue and our income from operations by $0.9 million and $0.3 million, respectively. We have entered into foreign currency forward contracts to hedge

42	First Quarter 2024 Form 10-Q

Blackbaud, Inc.
(Unaudited)
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

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Our interest rate exposure includes SOFR rates. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of March 31, 2024, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2023 and March 31, 2024.

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

First Quarter 2024 Form 10-Q	43

Blackbaud, Inc.
(Unaudited)

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended March 31, 2024 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

44	First Quarter 2024 Form 10-Q

Blackbaud, Inc.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, see Note 9 to our unaudited, condensed consolidated financial statements in this report.
ITEM 1A. RISK FACTORS
We are supplementing Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on February 21, 2024 (the “Annual Report”). The following risk factors should be read in conjunction with the risk factors set forth in that Annual Report.

Financial Risks
We significantly increased our leverage in connection with acquisition of EVERFI and may increase our leverage in the future in connection with additional acquisitions, Security Incident costs or other business purposes, which could adversely impact our business and financial performance.
We incurred a substantial amount of indebtedness in connection with acquisitions, including our acquisition of EVERFI, Inc. (as described in Note 3 in our most recently filed Annual Report on Form 10-K). As a result of this indebtedness and other borrowings, including our borrowings in March 2024 to fund the ASR Transaction, our interest payment obligations have increased. In addition, we have been named as a party in various lawsuits in connection with the Security Incident, claims have been asserted by or on behalf of our customers or their constituents, and we are subject to various governmental inquires, requests or investigations. Responding to and resolving these current and any future lawsuits, claims and/or investigations could result in material remedial and other expenses. Although we intend to defend ourselves vigorously against the claims asserted against us, we cannot predict the potential outcomes, cost and expenses associated with current and any future claims, lawsuits, inquiries and investigations, which could require that we incur additional indebtedness to fund. (See Note 9 to our unaudited, condensed consolidated financial statements in this report for additional information regarding the Security Incident.)
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
In addition, additional leverage could impact our ability to meet certain financial and other covenants contained in our 2024 Credit Facilities. (See Note 13 to our unaudited, condensed consolidated financial statements included in this report for a more detailed description of our 2024 Credit Facilities.) There can be no assurance that we will be able to remain in compliance with the covenants to which we are now subject or may be subject in the future and, if we fail to do so, that we will be able to obtain waivers from our lenders or amend the covenants.

First Quarter 2024 Form 10-Q	45

Blackbaud, Inc.
In the event of a default under our 2024 Credit Facilities, we could be required to immediately repay all outstanding borrowings, which we might not be able to do and which would materially negatively affect our business, operations and financial condition.

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
To date, we have received approximately 260 specific requests from customers for reimbursement of expenses incurred by them related to the Security Incident, approximately 214 (or 82%) of which have been fully resolved and closed and approximately 39 (or 15%) are inactive and are considered by us to have been abandoned by the customers. We have also received approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident, none of which resulted in claims submitted to us and are considered by us to have been abandoned by the customers. We have also received notices of proposed claims on behalf of a number of U.K. data subjects, which we are reviewing. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us, and certain insurance companies have filed subrogation claims in court, of which 3 cases remain active and unresolved. In addition, presently, we are a defendant in putative consumer class action cases in U.S. federal courts (most of which have been consolidated under multi district litigation to a single federal court) and in Canadian courts alleging harm from the Security Incident. The plaintiffs in these cases, who generally purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. We have received a Civil Investigative Demand from the office of the California Attorney General relating to the Security Incident. In addition, we are subject to pending governmental actions or investigations by the U.S. Federal Trade Commission, the U.S. Department of Health and Human Services, the Office of the Australian Information Commissioner and the Office of the Privacy Commissioner of Canada. (See Note 9 to our unaudited, condensed consolidated financial statements included in this report for a more detailed description of the Security Incident and related matters.)
On March 9, 2023, the Company reached a settlement with the SEC in connection with the Security Incident that fully resolved the previously disclosed SEC investigation of the Security Incident.
On October 5, 2023, the Company entered into separate, substantially similar Administrative Orders with each of 49 state Attorneys General and the District of Columbia in connection with the Security Incident which fully resolved the previously disclosed multi-state Civil Investigative Demand and the separate Civil Investigative Demand from the Office of the Indiana Attorney General relating to the Security Incident.
As previously disclosed, on February 1, 2024, the FTC announced its approval of an Agreement Containing Consent Order (the “Proposed Order”) evidencing its settlement with the Company in connection with the Security Incident. Pursuant to its rules, the FTC placed the Proposed Order and related draft complaint on the public record for a period of 30 days for the receipt of public comments after which the FTC will consider any comments received from interested persons prior to determining whether and in what form to finalize the Proposed Order. The 30-day comment period is expired on March 14, 2024. As part of the FTC’s proposed order, the Company has not been fined and is not otherwise required to make any payment. Furthermore, the Company has agreed to the FTC’s proposed order without admitting or denying any of the FTC’s allegations, except as expressly stated otherwise in the Proposed Order. If finalized, the settlement described in the Proposed Order will fully resolve the FTC investigation. Although we believe the Proposed Order will be finalized in substantially its current form, there can be no assurances as to whether that will occur or its timing. Under the terms of the Proposed Order, we have agreed (i) to not misrepresent (a) the extent to which we maintain, use, delete or disclose certain customer information, (b)

46	First Quarter 2024 Form 10-Q

Blackbaud, Inc.
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
See Note 9 to our unaudited, condensed consolidated financial statements in this report for a more detailed description of the Security Incident and related matters.
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
Significant management time and Company resources have been, and are expected to continue to be, devoted to the Security Incident. For example, for the three months ended March 31, 2024, we incurred net pre-tax expenses of $10.3 million related to the Security Incident, which included $3.3 million for ongoing legal fees and additional accruals for loss contingencies of $7.0 million. During the three months ended March 31, 2024, we had cash outlays of $2.0 million related to the Security Incident for ongoing legal fees. For full year 2023, we currently expect pre-tax expenses of approximately $5.0 million to $10.0 million and cash outlays of approximately $8.0 million to $13.0 million for ongoing legal fees related to the Security Incident. Although we carry insurance against certain losses related to the Security Incident, we exceeded the limit of that insurance coverage in the first quarter of 2022. As a result, we will be responsible for all expenses or other losses (including penalties, fines or other judgments) or all types of claims that may arise in connection with the Security Incident, which could materially and adversely affect our liquidity and results of operations. (See Note 9 to our unaudited, condensed consolidated financial statements in this report.) If any such fines or penalties were great enough that we could not pay them through funds generated from operating activities and/or cause a default under the 2024 Credit Facilities, we may be forced to renegotiate or obtain a waiver under the 2024 Credit Facilities and/or seek additional debt or equity financing. Such renegotiation or financing may not be available on acceptable terms, or at all. In these circumstances, if we were unable to obtain sufficient financing, we may not be able to meet our obligations as they come due.
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

First Quarter 2024 Form 10-Q	47

Blackbaud, Inc.

Legal and Compliance Risks
Provisions in our organizational documents, certain officer compensation arrangements and Delaware law may delay or prevent an acquisition or change of control of our Company that could be deemed beneficial to our stockholders.
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
Stockholder Rights Agreement (the "Rights Agreement"). On October 7, 2022, the Company declared a dividend of one preferred share purchase right for each of the Company’s issued and outstanding shares of Common Stock. The description and terms of these Rights are set forth in the Rights Agreement by and between the Company and American Stock Transfer & Trust Company, LLC. Each Right entitled the registered holder, subject to the terms of the Rights Agreement, to purchase from us one one-thousandth of a share of the Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) at a price of $313.00, subject to certain adjustments (as adjusted from time to time, the “Exercise Price”). Under the Rights Agreement, the Rights would have become exercisable if an entity, person or group acquires beneficial ownership of 20% or more of the outstanding Common Stock in a transaction not approved by the Board of Directors. In the event that the Rights became exercisable due to the ownership threshold being crossed, each Right would have entitled its holder (other than the person, entity or group triggering the Rights Plan, whose rights would have become void and not exercisable) to purchase additional shares of Common Stock having a then-current market value of twice the Exercise Price, which would have likely made any takeover or change of control attempt by such entity, person or group prohibitively expensive. Subject to the terms of the Rights Agreement, the Rights were scheduled to expire on October 2, 2023. On October 2, 2023, the Company amended the Rights Agreement to extend the final expiration date from October 2, 2023 to October 2, 2024. On January 26, 2024, the Company amended the Rights Agreement to substitute Broadridge Corporate Issuer Solutions, LLC as the new rights agent under the Rights Agreement. On March 18, 2024, the Company terminated the Rights Agreement and eliminated the Series A Preferred Stock as a series of stock under its Amended and Restated Certificate of Incorporation.

48	First Quarter 2024 Form 10-Q

Blackbaud, Inc.
At the time of the termination of the Rights Agreement, all of the Rights expired. Additional information regarding the Rights Agreement and its termination, is contained in the Company’s Current Reports on Form 8-K filed with the SEC on October 2, 2023, January 26, 2024 and March 18, 2024 and in the Company's Form 8-A/A filed with the SEC on March 18, 2024.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended March 31, 2024 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, January 1, 2024				$231,169
January 1, 2024 through January 31, 2024	273,907	$83.56	273,907	499,424
February 1, 2024 through February 29, 2024	845,090	72.51	124,901	490,870
March 1, 2024 through March 31, 2024	2,555,403	90.46	2,555,403	259,716
Total	3,674,400	$85.82	2,954,211	$259,716
(1)Includes 720,189 shares in February withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In January 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program to authorize us to purchase up to $500.0 million of our outstanding shares of common stock. The program does not have an expiration date.

First Quarter 2024 Form 10-Q	49

Blackbaud, Inc.
ITEM 5. OTHER INFORMATION

Trading Arrangements Adopted or Terminated
During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities.

April 2024 Credit Agreement Refinancing
On April 30, 2024, we entered into the Amendment. The Amendment amends the Existing Credit Agreement.
The Amendment amends the Existing Credit Agreement to, among other things, (a) refinance the credit facilities under the Existing Credit Agreement to provide for (i) the 2024 Revolving Facility and (ii) the 2024 Term Facility, (b) extend the maturity date to April 30, 2029, (c) modify the definition of Applicable Margin and (iv) modify certain negative and financial covenants to provide additional operational flexibility.
Under the 2024 Credit Facilities, dollar tranche revolving loans and term loans bear interest at a rate per annum equal to, at the option of the Company: (a) a base rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate announced by Bank of America, N.A., and (iii) the Base Rate, plus the Applicable Margin; (b) Term SOFR plus the Applicable Margin; or (c) the Daily SOFR Rate plus the Applicable Margin. The Applicable Margin shall be adjusted quarterly, varies based on our net leverage ratio and varies based on whether the loan is a Base Rate Loan (0.375% to 1.500%), or a Term SOFR Loan/Daily SOFR Loan (1.375% to 2.500%). The 2024 Credit Agreement also provides for a commitment fee of between 0.250% and 0.500% of the unused commitment under the 2024 Revolving Facility depending on our net leverage ratio.
Under the 2024 Credit Facilities, designated currency tranche revolving loans bear interest at a rate per annum equal to, at the option of the Company: (a) the Designated Currency Daily Rate (as defined in the 2024 Credit Agreement) plus the Applicable Margin; or (b) the Designated Currency Term Rate (as defined in the 2024 Credit Agreement) plus the Applicable Margin. The Applicable Margin shall be adjusted quarterly and varies based on our net leverage ratio for both Designated Currency Daily Rate Loans and Designated Currency Term Rate Loans (1.375% to 2.500%).
We may prepay the 2024 Credit Agreement in whole or in part at any time without premium or penalty, other than customary breakage costs with respect to certain types of loans.
Under the terms of the 2024 Credit Agreement, we are entitled on one or more occasion, subject to the satisfaction of certain conditions, to request an increase in the commitments under the 2024 Revolving Facility and/or request additional incremental term loans in the aggregate principal amount of up to the sum of (i)(x) the greater of (A) $360.0 million and (B) 100% of EBITDA (as defined in the 2024 Credit Agreement), plus (ii) at our option, up to an amount such that the net leverage ratio shall be no greater than 3.50 to 1.00.
The 2024 Credit Agreement contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. Financial covenants include a net leverage ratio and an interest coverage ratio.
The descriptions of the Amendment and the 2024 Credit Agreement contained in this Part II, Item 5 of our Quarterly Report on Form 10-Q do not purport to be complete and are subject to, and qualified in their entirety by, the full and complete terms contained in the Amendment, a copy of which is filed as Exhibit 10.1 and is incorporated herein by reference.

50	First Quarter 2024 Form 10-Q

Blackbaud, Inc.
ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
3.1	Certificate of Elimination of the Series A Junior Participating Preferred Stock of Blackbaud, Inc.		8-A12B/A	3.1	3/18/2024
4.1	Second Amendment to Stockholder Rights Agreement, dated as of January 26, 2024, by and among Blackbaud, Inc. and Broadridge Corporate Issuer Solutions, LLC.		8-K	4.3	1/26/2024
4.2	Third Amendment to Stockholder Rights Agreement, dated as of March 18, 2024, by and between Blackbaud, Inc. and Broadridge Corporate Issuer Solutions, LLC.		8-K	4.4	3/18/2024
10.1	Third Amendment to Credit Agreement, dated as of April 30, 2024, by and among Blackbaud, Inc., the lenders party thereto and Bank of America N.A., as administrative agent.	X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

First Quarter 2024 Form 10-Q	51

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	May 1, 2024	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
Chief Executive Officer, President and Vice Chairman of the Board
(Principal Executive Officer)

Date:	May 1, 2024	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

52	First Quarter 2024 Form 10-Q