Form 10-Q
period 2024-06-30
BLACKBAUD INC
filed 2024-07-31
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of July 29, 2024 was 51,626,340.

Second Quarter 2024 Form 10-Q	1

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

2	Second Quarter 2024 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$30,438	$31,251
Restricted cash	800,670	697,006
Accounts receivable, net of allowance of $6,006 and $6,907 at June 30, 2024 and December 31, 2023, respectively	152,832	101,862
Customer funds receivable	2,943	353
Prepaid expenses and other current assets	92,290	99,285
Total current assets	1,079,173	929,757
Property and equipment, net	98,066	98,689
Operating lease right-of-use assets	28,489	36,927
Software and content development costs, net	165,465	160,194
Goodwill	1,053,249	1,053,738
Intangible assets, net	549,521	581,937
Other assets	68,785	51,037
Total assets	$3,042,748	$2,912,279
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$44,038	$25,184
Accrued expenses and other current liabilities	51,682	64,322
Due to customers	802,372	695,842
Debt, current portion	23,786	19,259
Deferred revenue, current portion	427,098	392,530
Total current liabilities	1,348,976	1,197,137
Debt, net of current portion	998,071	760,405
Deferred tax liability	75,397	93,292
Deferred revenue, net of current portion	2,315	2,397
Operating lease liabilities, net of current portion	36,290	40,085
Other liabilities	4,362	10,258
Total liabilities	2,465,411	2,103,574
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 70,883,488 and 69,188,304 shares issued at June 30, 2024 and December 31, 2023, respectively; 51,623,951 and 53,625,440 shares outstanding at June 30, 2024 and December 31, 2023, respectively	71	69
Additional paid-in capital	1,208,624	1,203,012
Treasury stock, at cost; 19,259,537 and 15,562,864 shares at June 30, 2024 and December 31, 2023, respectively	(857,452)	(591,557)
Accumulated other comprehensive income (loss)	175	(1,688)
Retained earnings	225,919	198,869
Total stockholders’ equity	577,337	808,705
Total liabilities and stockholders’ equity	$3,042,748	$2,912,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

Second Quarter 2024 Form 10-Q	3

Blackbaud, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023
Revenue
Recurring	$281,376	$262,390	$552,894	$515,138
One-time services and other	5,910	8,652	13,642	17,657
Total revenue	287,286	271,042	566,536	532,795
Cost of revenue
Cost of recurring	119,810	113,926	238,998	228,426
Cost of one-time services and other	4,890	7,549	11,908	16,161
Total cost of revenue	124,700	121,475	250,906	244,587
Gross profit	162,586	149,567	315,630	288,208
Operating expenses
Sales, marketing and customer success	47,081	53,191	97,946	107,576
Research and development	39,068	36,146	81,870	76,737
General and administrative	33,443	59,148	81,197	111,986
Amortization	902	788	1,806	1,562
Total operating expenses	120,494	149,273	262,819	297,861
Income (loss) from operations	42,092	294	52,811	(9,653)
Interest expense	(15,715)	(11,167)	(25,991)	(21,829)
Other income, net	3,310	2,778	6,657	4,785
Income (loss) before provision (benefit) for income taxes	29,687	(8,095)	33,477	(26,697)
Income tax provision (benefit)	7,883	(10,200)	6,427	(14,101)
Net income (loss)	$21,804	$2,105	$27,050	$(12,596)
Earnings (loss) per share
Basic	$0.43	$0.04	$0.53	$(0.24)
Diluted	$0.42	$0.04	$0.52	$(0.24)
Common shares and equivalents outstanding
Basic weighted average shares	50,747,337	52,642,411	51,399,853	52,389,112
Diluted weighted average shares	51,677,418	53,643,124	52,371,927	52,389,112
Other comprehensive (loss) income
Foreign currency translation adjustment	$339	$3,055	$(846)	$5,213
Unrealized (loss) gain on derivative instruments, net of tax	(1,386)	5,383	2,709	(5,309)
Total other comprehensive (loss) income	(1,047)	8,438	1,863	(96)
Comprehensive income (loss)	$20,757	$10,543	$28,913	$(12,692)

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Second Quarter 2024 Form 10-Q

Blackbaud, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six months ended June 30,
(dollars in thousands)	2024	2023
Cash flows from operating activities
Net income (loss)	$27,050	$(12,596)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,553	53,622
Provision for credit losses and sales returns	519	3,798
Stock-based compensation expense	57,856	63,289
Deferred taxes	(18,810)	(33,101)
Amortization of deferred financing costs and discount	984	963
Loss on disposition of business	1,561	—
Other non-cash adjustments	2,462	(1,569)
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(53,062)	(69,624)
Prepaid expenses and other assets	(2,473)	9,470
Trade accounts payable	19,146	(3,431)
Accrued expenses and other liabilities	(13,579)	11,948
Deferred revenue	36,228	52,233
Net cash provided by operating activities	118,435	75,002
Cash flows from investing activities
Purchase of property and equipment	(6,118)	(2,779)
Capitalized software and content development costs	(28,392)	(28,756)
Net cash used in disposition of business	(1,179)	—
Other investing activities	(5,029)	—
Net cash used in investing activities	(40,718)	(31,535)
Cash flows from financing activities
Proceeds from issuance of debt	1,211,600	158,000
Payments on debt	(966,680)	(171,824)
Debt issuance costs	(6,458)	—
Employee taxes paid for withheld shares upon equity award settlement	(54,483)	(33,687)
Change in due to customers	106,851	61,313
Change in customer funds receivable	(2,577)	(3,359)
Purchase of treasury stock	(262,596)	—
Net cash provided by financing activities	25,657	10,443
Effect of exchange rate on cash, cash equivalents and restricted cash	(523)	2,489
Net increase in cash, cash equivalents and restricted cash	102,851	56,399
Cash, cash equivalents and restricted cash, beginning of period	728,257	733,931
Cash, cash equivalents and restricted cash, end of period	$831,108	$790,330
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the condensed consolidated statements of cash flows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$30,438	$31,251
Restricted cash	800,670	697,006
Total cash, cash equivalents and restricted cash in the statement of cash flows	$831,108	$728,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

Second Quarter 2024 Form 10-Q	5

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(dollars in thousands)	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	69,188,304	$69	(15,562,864)	$(591,557)	$1,203,012	$(1,688)	$198,869	$808,705
Net income	—	—	—	—	—	—	5,246	5,246
Purchase of treasury shares under stock repurchase program	—	—	(2,954,211)	(211,412)	(52,244)	—	—	(263,656)
Vesting of restricted stock units	1,357,125	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(720,189)	(52,723)	—	—	—	(52,723)
Stock-based compensation	—	—	—	—	33,570	—	—	33,570
Restricted stock grants	335,237	2	—	—	—	—	—	2
Restricted stock cancellations	(19,159)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,910	—	2,910
Balance at March 31, 2024	70,861,507	$71	(19,237,264)	$(855,692)	$1,184,338	$1,222	$204,115	$534,054
Net income	—	—	—	—	—	—	21,804	21,804
Vesting of restricted stock units	10,719	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(22,273)	(1,760)	—	—	—	(1,760)
Stock-based compensation	—	—	—	—	24,286	—	—	24,286
Restricted stock grants	21,164	—	—	—	—	—	—	—
Restricted stock cancellations	(9,902)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,047)	—	(1,047)
Balance at June 30, 2024	70,883,488	$71	(19,259,537)	$(857,452)	$1,208,624	$175	$225,919	$577,337

6	Second Quarter 2024 Form 10-Q

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity (continued)
(Unaudited)

(dollars in thousands)	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	67,814,044	$68	(14,745,230)	$(537,287)	$1,075,264	$8,938	$197,049	$744,032
Net loss	—	—	—	—	—	—	(14,701)	(14,701)
Vesting of restricted stock units	954,147	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(533,597)	(30,990)	—	—	—	(30,990)
Stock-based compensation	—	—	—	—	29,925	—	—	29,925
Restricted stock grants	427,941	1	—	—	—	—	—	1
Restricted stock cancellations	(41,269)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(8,534)	—	(8,534)
Balance at March 31, 2023	69,154,863	$69	(15,278,827)	$(568,277)	$1,105,189	$404	$182,348	$719,733
Net income	—	—	—	—	—	—	2,105	2,105
Vesting of restricted stock units	23,550	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(32,540)	(2,270)	—	—	—	(2,270)
Stock-based compensation	—	—	—	—	33,364	—	—	33,364
Restricted stock grants	6,031	—	—	—	—	—	—	—
Restricted stock cancellations	(20,200)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	8,438	—	8,438
Balance at June 30, 2023	69,164,244	$69	(15,311,367)	$(570,547)	$1,138,553	$8,842	$184,453	$761,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

Second Quarter 2024 Form 10-Q	7

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

2. Basis of Presentation
Unaudited condensed consolidated interim financial statements
The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These unaudited, condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, and other forms filed with the SEC from time to time.
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

8	Second Quarter 2024 Form 10-Q

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

3. Business Combinations and Dispositions
2024 disposition
On March 2, 2024, we completed a transaction to divest our U.K.-based creative services business EVERFI Limited, formerly a wholly-owned subsidiary of EVERFI Inc, which is a wholly-owned subsidiary of Blackbaud, Inc. EVERFI Limited's total revenue during 2023 was $8.4 million. We incurred an insignificant amount of legal costs associated with the disposition of this business. As a result of the disposition, we recorded a $1.6 million loss, which was recorded in general and administrative expense in the unaudited, condensed consolidated statement of comprehensive income for the six months ended June 30, 2024.

4. Earnings (Loss) Per Share
We compute basic earnings (loss) per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings (loss) per share reflects the assumed exercise, settlement and vesting of all dilutive securities using the “treasury stock method” except when the effect is anti-dilutive. Potentially dilutive securities consist of shares issuable upon vesting of restricted stock awards and units. Diluted loss per share for the six months ended June 30, 2023 was the same as basic loss per share as there was a net loss in the period and inclusion of potentially dilutive securities was anti-dilutive.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss)	$21,804	$2,105	$27,050	$(12,596)
Denominator:
Weighted average common shares	50,747,337	52,642,411	51,399,853	52,389,112
Add effect of dilutive securities:
Restricted stock and units	930,081	1,000,713	972,074	—
Weighted average common shares assuming dilution	51,677,418	53,643,124	52,371,927	52,389,112
Earnings (loss) per share
Basic	$0.43	$0.04	$0.53	$(0.24)
Diluted	$0.42	$0.04	$0.52	$(0.24)

Anti-dilutive shares excluded from calculations of diluted earnings (loss) per share	12,367	9,487	1,023,093	1,151,974

Second Quarter 2024 Form 10-Q	9

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
Recurring fair value measurements
Financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair value as of June 30, 2024
Financial assets:
Interest rate swaps	$—	$14,282	$—	$14,282
Foreign currency forward contracts	—	252	—	252
Total financial assets	$—	$14,534	$—	$14,534

Fair value as of June 30, 2024
Financial liabilities:
Foreign currency forward contracts	$—	$56	$—	$56
Total financial liabilities	$—	$56	$—	$56

Fair value as of December 31, 2023
Financial assets:
Interest rate swaps	$—	$16,198	$—	$16,198
Total financial assets	$—	$16,198	$—	$16,198

Fair value as of December 31, 2023
Financial liabilities:
Interest rate swaps	$—	$5,004	$—	$5,004
Foreign currency forward contracts	—	536	—	536
Contingent consideration obligations	—	—	1,403	1,403
Total financial liabilities	$—	$5,540	$1,403	$6,943
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

10	Second Quarter 2024 Form 10-Q

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
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at June 30, 2024 and December 31, 2023, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at June 30, 2024 and December 31, 2023, as the debt bears interest rates that approximate market value. As SOFR rates are observable at commonly quoted intervals, our debt under the 2024 Credit Facilities (as defined below) is classified within Level 2 of the fair value hierarchy. The fair value of our fixed rate debt does not exceed the carrying amount.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the six months ended June 30, 2024.
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
In June 2024, we entered into a sublease for an additional portion of our Washington, DC office location, which we previously closed for our own use in February 2023 to align with our remote-first workforce strategy. We considered our entry into the sublease an impairment indicator. As a result, during the three and six months ended June 30, 2024, we recorded noncash impairment charges of $3.1 million against certain operating lease ROU assets and noncash impairment charges against certain property and equipment assets which were insignificant. We present these impairment charges in general and administrative expense on our unaudited, condensed consolidated statements of comprehensive income (loss) and as other non-cash adjustments within operating activities on our unaudited condensed consolidated statements of cash flows.
There were no other significant non-recurring fair value adjustments to our long-lived assets, intangible assets, goodwill or operating lease ROU assets during the six months ended June 30, 2024.

6. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	June 30, 2024	December 31, 2023
Restricted cash due to customers	$799,429	$695,489
Real estate escrow balances and other	1,241	1,517
Total restricted cash	$800,670	$697,006

Second Quarter 2024 Form 10-Q	11

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Prepaid expenses and other assets

(dollars in thousands)	June 30, 2024	December 31, 2023
Costs of obtaining contracts(1)(2)	$60,680	$62,377
Prepaid software maintenance and subscriptions(3)	35,600	35,169
Derivative instruments	14,534	16,198
Implementation costs for cloud computing arrangements, net(4)(5)	10,262	9,259
Prepaid insurance	7,078	3,940
Unbilled accounts receivable	5,789	5,615
Equity method investment(6)	5,029	—
Taxes, prepaid and receivable	5,549	3,418
Other assets	16,554	14,346
Total prepaid expenses and other assets	161,075	150,322
Less: Long-term portion	68,785	51,037
Prepaid expenses and other current assets	$92,290	$99,285
(1)Amortization expense from costs of obtaining contracts was $4.9 million and $9.7 million for the three and six months ended June 30, 2024, respectively, and $8.1 million and $16.4 million for the three and six months ended June 30, 2023, respectively.
(2)The current portion of costs of obtaining contracts as of June 30, 2024 and December 31, 2023 was $19.6 million and $25.3 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of June 30, 2024 and December 31, 2023 was $32.1 million and $32.4 million, respectively.
(4)These costs primarily relate to the multi-year implementations of our new global enterprise resource planning, customer relationship management systems and other cloud-based systems.
(5)Amortization expense from capitalized cloud computing implementation costs was $0.7 million and insignificant for the three months ended June 30, 2024 and 2023, respectively, and $1.4 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively. Accumulated amortization for these costs was $9.1 million and $7.7 million as of June 30, 2024 and December 31, 2023, respectively.
(6)Represents a strategic investment that did not result in Blackbaud having significant influence over the investee.

Accrued expenses and other liabilities

(dollars in thousands)	June 30, 2024	December 31, 2023
Accrued legal costs(1)	$10,473	$3,659
Taxes payable	10,428	21,282
Customer credit balances	7,631	10,238
Operating lease liabilities, current portion	4,887	6,701
Accrued commissions and salaries	2,995	4,413
Accrued vacation costs	2,594	2,452
Accrued health care costs	2,230	3,865
Accrued transaction-based costs related to payments services	1,934	4,323
Derivative instruments	56	5,540
Contingent consideration liability	—	1,403
Other liabilities	12,816	10,704
Total accrued expenses and other liabilities	56,044	74,580
Less: Long-term portion	4,362	10,258
Accrued expenses and other current liabilities	$51,682	$64,322
(1)All accrued legal costs are classified as current. See Note 9 to these unaudited, condensed consolidated financial statements for additional information about our loss contingency accruals and other legal expenses.

12	Second Quarter 2024 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other income, net

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Interest income	$2,815	$2,308	$4,863	$3,544
Currency revaluation losses	(380)	(535)	(97)	(779)
Other income, net	875	1,005	1,891	2,020
Other income, net	$3,310	$2,778	$6,657	$4,785

7. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Credit facility:
Revolving credit loans	$167,300	$114,100	7.78%	7.52%
Term loans	800,000	607,500	4.61%	3.51%
Real estate loans	55,965	56,745	5.23%	5.22%
Other debt	2,782	2,800	8.77%	8.42%
Total debt	1,026,047	781,145	5.17%	4.24%
Less: Unamortized discount and debt issuance costs	4,190	1,481
Less: Debt, current portion	23,786	19,259	7.28%	7.02%
Debt, net of current portion	$998,071	$760,405	5.12%	4.17%
2024 refinancing
On April 30, 2024, we entered into the Third Amendment to Credit Agreement (the "Amendment"), by and among us, the lenders party thereto and Bank of America N.A., as administrative agent (the "Agent"). The Amendment amends the Amended and Restated Credit Agreement, dated as of October 30, 2020 (as previously amended, the "2020 Credit Agreement" and the 2020 Credit Agreement as amended by the Amendment, the “2024 Credit Agreement”), by and among us, the lenders from time-to-time party thereto and the Agent.
The Amendment amends the 2020 Credit Agreement to, among other things, (a) refinance the existing $1.1 billion credit facilities under the 2020 Credit Agreement to provide for new credit facilities in the aggregate principal amount of $1.5 billion consisting of (i) a $700.0 million revolving credit facility (the “2024 Revolving Facility”) and (ii) a $800.0 million term loan facility (the “2024 Term Facility” and together with the 2024 Revolving Facility, the “2024 Credit Facilities”), (b) extend the maturity date to April 30, 2029, (c) modify the definition of Applicable Margin (as defined below) and (iv) modify certain negative and financial covenants to provide additional operational flexibility. Upon closing, we borrowed $800.0 million pursuant to the 2024 Term Facility and $208.2 million pursuant to the 2024 Revolving Facility and used the proceeds to repay the outstanding principal balances of the term loans under the 2020 Credit Agreement (the "2020 Term Facilities"), and repay $196.6 million of outstanding revolving credit loans under the 2020 Credit Agreement (the "2020 Revolving Facility").
Certain lenders of the 2024 Term Facility participated in the 2020 Term Facilities and the change in present value of our future cash flows to these lenders under the 2020 Term Facilities and under the 2024 Term Facility was less than 10%. Accordingly, we accounted for the refinancing event for these lenders as a debt modification. Certain lenders of the 2020 Term Facilities did not participate in the 2024 Term Facility. Accordingly, we accounted for the refinancing event for these lenders as a debt extinguishment. Certain lenders of the 2020 Revolving Facility participated in the 2024 Revolving Facility and provided increased borrowing capacities. Accordingly, we accounted for the refinancing event for these lenders as a debt modification. Certain lenders of the 2020 Revolving Facility did not participate in the 2024 Revolving Facility. Accordingly, we accounted for the refinancing event for these lenders as a debt extinguishment.

Second Quarter 2024 Form 10-Q	13

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We recorded an insignificant loss on debt extinguishment related to the write-off of debt discount and deferred financing costs for the portions of the 2020 Credit Agreement considered to be extinguished. This loss was recognized in the consolidated statements of comprehensive income within other income, net.
In connection with our entry into the 2024 Credit Agreement, we paid $6.5 million in financing costs, of which $1.6 million were capitalized in other assets and, together with a portion of the unamortized deferred financing costs from the 2020 Credit Agreement and prior agreements, are being amortized into interest expense over the term of the new facility. As of June 30, 2024, deferred financing costs totaling $1.9 million were included in other assets on our consolidated balance sheets. We recorded aggregate financing costs of $3.6 million as a direct deduction from the carrying amount of our debt liability, which related to debt discount (fees paid to lenders) and debt issuance costs for the 2024 Term Facility.
Summary of the 2024 Credit Facilities
The 2024 Revolving Facility includes (i) a $50.0 million letter of credit subfacility, (ii) a $50.0 million swingline subfacility and (iii) a $150.0 million sublimit available for multicurrency borrowings.
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
Under the terms of the 2024 Credit Agreement, we are entitled on one or more occasion, subject to the satisfaction of certain conditions, to request an increase in the commitments under the 2024 Revolving Facility and/or request additional incremental term loans in the aggregate principal amount of up to the sum of (i) the greater of (A) $360.0 million and (B) 100% of EBITDA (as defined in the 2024 Credit Agreement), plus (ii) at our option, up to an amount such that the net leverage ratio shall be no greater than 3.50 to 1.00.
The 2024 Credit Agreement contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. Financial covenants include a net leverage ratio and an interest coverage ratio. At June 30, 2024, we were in compliance with our debt covenants under the 2024 Credit Facilities.
Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the seller’s obligations under two senior secured notes with a then-aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). The Real Estate Loans require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038. At June 30, 2024, we were in compliance with our debt covenants under the Real Estate Loans.
Other debt
From time to time, we enter into third-party financing agreements for purchases of software and related services for our internal use. Generally, the agreements are non-interest-bearing notes requiring annual payments. Interest associated with the notes is imputed at the rate we would incur for amounts borrowed under our then-existing credit facility at the inception of the notes.

14	Second Quarter 2024 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes our currently effective supplier financing agreements as of June 30, 2024:

(dollars in thousands)	Term in Months	Number of Annual Payments	First Annual Payment Due	Original Loan Value
Effective dates of agreements (1):
December 2022	39	3	January 2023	$1,710
January 2023	36	3	April 2023	$2,491
April 2024	36	3	May 2024	$2,073
(1)Represent noncash investing and financing transactions during the periods indicated as we purchased software and services by assuming directly related liabilities.
The changes in supplier financing obligations during the six months ended June 30, 2024, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2023	$2,800
Additions	2,073
Settlements	(2,091)
Balance at June 30, 2024	$2,782
As of June 30, 2024, the required annual maturities related to the 2024 Credit Facilities, the Real Estate Loans and our other debt were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2024 - remaining	$10,829
2025	23,875
2026	22,660
2027	22,166
2028	22,375
Thereafter	924,142
Total required maturities	$1,026,047

8. Derivative Instruments
We generally use derivative instruments to manage our interest rate and foreign currency exchange risk. We currently have derivatives classified as cash flow hedges and net investment hedges. We do not enter into any derivatives for trading or speculative purposes.
All of our derivative instruments are governed by International Swap Dealers Association, Inc. master agreements with our counterparties. As of June 30, 2024 and December 31, 2023, we have presented the fair value of our derivative instruments at the gross amounts in the condensed consolidated balance sheets as the gross fair values of our derivative instruments equaled their net fair values.
Cash flow hedges
We have entered into interest rate swap agreements, which effectively convert portions of our variable rate debt under the 2024 Credit Facilities to a fixed rate for the term of the swap agreements. We designated each of the interest rate swaps as cash flow hedges at the inception of the contracts. Our entry into the 2024 Credit Agreement in April 2024 did not affect our interest rate swap agreements, including their designation as cash flow hedges, as the 2024 Credit Agreement has substantially the same critical terms as the the 2020 Credit Agreement. As of June 30, 2024 and December 31, 2023, the aggregate notional values of the interest rate swaps were $935.0 million and $935.0 million, respectively. All of the contracts have maturities on or before October 2028.

Second Quarter 2024 Form 10-Q	15

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian Dollar ("CAD") against changes in the exchange rate with the United States Dollar ("USD"). We designated each of these foreign currency forward contracts as cash flow hedges at the inception of the contracts. As of June 30, 2024 and December 31, 2023, the aggregate notional values of the foreign currency forward contracts designated as cash flow hedges that we held to buy USD in exchange for Canadian Dollars were $32.1 million CAD and $29.9 million CAD, respectively. All of the contracts have maturities of 12 months or less.
Net investment hedges
We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds ("GBP") into USD. We designated each of these foreign currency forward contracts as net investment hedges at the inception of the contracts. As of June 30, 2024 and December 31, 2023, the aggregate notional values of the foreign currency forward contracts designated as net investment hedges to reduce the volatility of the U.S. dollar value of a portion of our GBP-denominated investments was £14.0 million and £13.2 million, respectively.
The fair values of our derivative instruments were as follows as of:

		Asset derivatives			Liability derivatives
(dollars in thousands)	Balance sheet location	June 30, 2024	December 31, 2023	Balance sheet location	June 30, 2024	December 31, 2023
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$7,362	$16,198	Accrued expenses and other current liabilities	$—	$—
Foreign currency forward contracts, current portion	Prepaid expenses and other current assets	252	—	Accrued expenses and other current liabilities	56	536
Interest rate swaps, long-term	Other assets	6,920	—	Other liabilities	—	5,004
Total derivative instruments designated as hedging instruments		$14,534	$16,198		$56	$5,540

16	Second Quarter 2024 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The effects of derivative instruments in cash flow and net investment hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive income (loss) as of	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (loss)	Gain reclassified from accumulated other comprehensive income (loss) into income (loss)
(dollars in thousands)	June 30, 2024		Three months ended June 30, 2024	Six months ended June 30, 2024
Cash Flow Hedges
Interest rate swaps	$14,282	Interest expense	$5,456	$10,929
Foreign currency forward contracts	$252	Revenue	$129	$163
Net Investment Hedges
Foreign currency forward contracts	$(56)		$—	$—

	June 30, 2023		Three months ended June 30, 2023	Six months ended June 30, 2023
Cash Flow Hedges
Interest rate swaps	$25,204	Interest expense	$5,083	$9,582
Foreign currency forward contracts	$(292)	Revenue	$109	$234
Net Investment Hedges
Foreign currency forward contracts	$(401)		$—	$—
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Excluding net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) and related tax effects are reclassified from accumulated other comprehensive income (loss) to current earnings. For net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to translation adjustment, a component of accumulated other comprehensive income (loss), and recognized in earnings only when the hedged GBP investment is liquidated. The estimated accumulated other comprehensive income as of June 30, 2024 that is expected to be reclassified into earnings within the next twelve months is $11.6 million. There were no ineffective portions of our interest rate swap or foreign currency forward derivatives during the six months ended June 30, 2024 and 2023. See Note 11 to these unaudited, condensed consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component. We classify cash flows related to derivative instruments as operating activities in the condensed consolidated statements of cash flows.

9. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. As of June 30, 2024, we did not have any operating leases that had not yet commenced.

Second Quarter 2024 Form 10-Q	17

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the components of our lease expense:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Operating lease cost(1)	$1,625	$2,304	$3,611	$4,689
Variable lease cost	299	395	612	827
Sublease income	(906)	(854)	(1,604)	(1,665)
Net lease cost	$1,018	$1,845	$2,619	$3,851
(1)Includes short-term lease costs, which were immaterial.
Maturities of our operating lease liabilities as of June 30, 2024 were as follows:

Years ending December 31, (dollars in thousands)	Operating leases
2024 - remaining	$3,376
2025	6,258
2026	6,106
2027	6,207
2028	6,101
Thereafter	20,689
Total lease payments	48,737
Less: Amount representing interest	7,560
Present value of future payments	$41,177
Other commitments
The term loans under the 2024 Credit Facilities require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2024 Credit Facilities in April 2029. The Real Estate Loans also require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of June 30, 2024, the remaining aggregate minimum purchase commitment under these arrangements was approximately $228.0 million through 2029.
Solution and service indemnifications
In the ordinary course of business, we provide certain indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our solutions or services. We have not identified any losses that might be covered by these indemnifications.

18	Second Quarter 2024 Form 10-Q

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
We recorded expenses and offsetting insurance recoveries related to the Security Incident as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Gross expense	$1,822	$26,777	$12,145	$44,560
Offsetting insurance recoveries	—	—	—	—
Net expense	$1,822	$26,777	$12,145	$44,560
The following summarizes our cumulative expenses, insurance recoveries recognized and insurance recoveries paid as of:

(dollars in thousands)	June 30, 2024	December 31, 2023
Cumulative gross expense	$173,576	$161,431
Cumulative offsetting insurance recoveries recognized	(50,000)	(50,000)
Cumulative net expense	$123,576	$111,431

Cumulative offsetting insurance recoveries paid	$(50,000)	$(50,000)

Second Quarter 2024 Form 10-Q	19

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recorded expenses have consisted primarily of payments to third-party service providers and consultants, including legal fees, settlement of the previously disclosed SEC investigation, multi-state Attorneys General investigation, and Attorney General of the State of California investigation (discussed below), settlements of customer claims and accruals for certain loss contingencies. Not included in the expenses discussed above were costs associated with enhancements to our cybersecurity program. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our unaudited, condensed consolidated statements of comprehensive income (loss) and as operating activities on our unaudited, condensed consolidated statements of cash flows. Total costs related to the Security Incident exceeded the limit of our insurance coverage during the first quarter of 2022. We expect to continue to experience significant expenses related to our response to the Security Incident, resolution of legal proceedings, claims and investigations, including those discussed below, and our efforts to further enhance our cybersecurity measures. For the three and six months ended June 30, 2024, we incurred net pre-tax expenses of $1.8 million and $12.1 million, respectively, related to the Security Incident, which included $1.8 million and $5.1 million, respectively, for ongoing legal fees and additional accruals for loss contingencies of $0.0 million and $7.0 million, respectively. During the six months ended June 30, 2024, we had net cash outlays of $5.8 million related to the Security Incident for ongoing legal fees. In line with our policy, legal fees are expensed as incurred. For full year 2024, we currently expect pre-tax expenses of approximately $5.0 million to $10.0 million and cash outlays of approximately $8.0 million to $13.0 million for ongoing legal fees related to the Security Incident. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below.
As of June 30, 2024, we have recorded approximately $8.5 million in aggregate liabilities for loss contingencies, which included $6.8 million for our settlement with the Attorney General of the State of California on June 13, 2024, and other accruals based primarily on recent negotiations with certain customers related to the Security Incident that we believed we could reasonably estimate in accordance with our loss contingency procedures described above. Our liabilities for loss contingencies are recorded in accrued expenses and other current liabilities on our unaudited, condensed consolidated balance sheets. It is reasonably possible that our estimated actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of June 30, 2024 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
Customer claims. To date, we have received approximately 260 specific requests from customers for reimbursement of expenses incurred by them related to the Security Incident, all of which have been fully resolved and closed or are inactive and are considered by us to have been abandoned by the customers. We have also received approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident, none of which resulted in claims submitted to us and are considered by us to have been abandoned by the customers. We have also received notices of proposed claims on behalf of a number of U.K. data subjects, which we are reviewing. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us, and certain insurance companies have filed subrogation claims in court, of which three cases remain active and unresolved.
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

20	Second Quarter 2024 Form 10-Q

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
On May 14, 2024, the United States District Court for the District of South Carolina (the "Court") issued a memorandum opinion and order (1) denying the multi district litigation plaintiffs' motion for class certification because of the plaintiffs' failure to meet their burden of proof as to ascertainability, (2) granting our motion to exclude the multi district litigation plaintiffs' expert on the issue of ascertainability, and (3) denying the multi district litigation plaintiffs' motion to exclude our expert on the issue of ascertainability. Further, the Court denied as moot all other pending motions. On May 28, 2024, the plaintiffs filed a petition for permission to appeal under Rule 23(f) of the Federal Rules of Civil Procedure with the Fourth Circuit Court of Appeals (the “Fourth Circuit”) and we subsequently filed an opposition to such petition. On July 30, 2024, the Fourth Circuit denied the plaintiffs' petition. This litigation remains ongoing.
Governmental investigations. As previously disclosed, we are subject to an ongoing investigation by the U.S. Department of Health and Human Services. We also responded to inquiries from the Office of the Australian Information Commissioner in September 2020 and the Office of the Privacy Commissioner of Canada in October 2020.
As previously disclosed, on June 13, 2024, we agreed to a Final Judgment and Permanent Injunction with the Attorney General of the State of California (the "Final Judgment") relating to the Security Incident. This settlement fully resolved the last remaining U.S. state attorney general investigation into the Security Incident. Under the terms of the settlement, we agreed to comply with applicable laws; not to make misleading statements related to our data protection, privacy, security, confidentiality, integrity, breach notification requirements, and similar matters; and to implement and improve certain cybersecurity programs and tools. The terms of the settlement with California are generally consistent with those to which we agreed in settling with the other 49 state Attorneys General and the District of Columbia on October 5, 2023, as discussed below. As part of the settlement, we also agreed to pay a total of $6.8 million to the State of California. This amount was fully accrued as a contingent liability in the Company's financial statements as of March 31, 2024 and June 30, 2024, and subsequently paid in the third quarter of 2024. Nothing contained in the Final Judgment is intended to be, and shall not in any event be construed or deemed to be, an admission or concession or evidence of any liability or wrongdoing whatsoever on the part of Blackbaud or any fact or violation of law, rule, or regulation. For more information, see the Final Judgment and Permanent Injunction of the State of California, County of San Diego that was furnished as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 14, 2024.
On May 20, 2024, the U.S. Federal Trade Commission (the "FTC") finalized an Order (the “FTC Order”) evidencing its settlement with us in connection with the Security Incident. As part of the FTC Order, we were not fined and were not otherwise required to make any payment. Furthermore, we agreed to the FTC Order without admitting or denying any of the FTC’s allegations, except as expressly stated otherwise in the FTC Order. The settlement described in the FTC Order fully resolved the FTC investigation. For more information, see the form of proposed order that was furnished as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on February 2, 2024 and is identical in substance to the final FTC Order, and in Note 11 to our audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on February 21, 2024.
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

Second Quarter 2024 Form 10-Q	21

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

10. Income Taxes
Our income tax provision (benefit) and effective income tax rates, including the effects of period-specific events, were:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Income tax provision (benefit)	$7,883	$(10,200)	$6,427	$(14,101)
Effective income tax rate	26.6%	126.0%	19.2%	52.8%
The change in our effective income tax rate for the three and six months ended June 30, 2024, when compared to the same periods in 2023 were largely driven by prior year pre-tax losses versus current year pre-tax income. Additionally, the 2024 periods were favorably impacted by benefits attributable to stock-based compensation and research and development tax credits whereas stock-based compensation negatively impacted our effective income tax rates for the 2023 periods. Lastly, the 2023 periods were negatively impacted by non-deductible accruals related to security incident, which have impacted the 2024 periods to a much lesser degree.

11. Stockholders' Equity
Stock repurchase program
Under our stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program does not have an expiration date and may be limited, suspended or discontinued at any time without prior notice. Under the 2024 Credit Agreement, we have restrictions on our ability to repurchase shares of our common stock, which are summarized on page 47 in this report.
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

22	Second Quarter 2024 Form 10-Q

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
The difference of $52.2 million between the prepayment of $200 million and the value of the shares repurchased on the ASR Transaction date represents an unsettled prepaid forward contract indexed to our common stock and met all of the applicable criteria for equity classification; therefore, it was not accounted for as a derivative instrument as of June 30, 2024. Because of our ability to settle in shares, the $52.2 million prepaid forward contract was classified as a reduction to additional paid-in capital within our unaudited, condensed consolidated statement of stockholders' equity. We funded the ASR Transaction prepayment with borrowings pursuant to a revolving credit loan under the 2020 Credit Agreement.
During the three months ended June 30, 2024, we did not repurchase any shares. During the six months ended June 30, 2024, we repurchased an aggregate of 2,954,211 shares for $262.6 million, including the initial delivery of shares repurchased pursuant to the ASR Transaction. The remaining amount available to purchase stock under the approved stock repurchase program was $259.7 million as of June 30, 2024.
On July 16, 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by expanding the total capacity under the program from $500.0 million to $800.0 million available for repurchases. As of July 16, 2024, the amount available to purchase stock under the Company's repurchase program was $800.0 million. See Note 13 to these unaudited, condensed financial statements for additional information.
Changes in accumulated other comprehensive income (loss) by component
The changes in accumulated other comprehensive income (loss) by component, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Accumulated other comprehensive income (loss), beginning of period	$1,222	$404	$(1,688)	$8,938
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income balance, beginning of period	$12,253	$13,141	$8,158	$23,833
Other comprehensive income before reclassifications, net of tax effects of $(974), $(3,238), $(3,940) and $(672)	2,731	9,231	10,852	1,942
Amounts reclassified from accumulated other comprehensive income	(5,585)	(5,192)	(11,092)	(9,816)
Tax expense included in provision for income taxes	1,468	1,344	2,949	2,565
Total amounts reclassified from accumulated other comprehensive income	(4,117)	(3,848)	(8,143)	(7,251)
Net current-period other comprehensive (loss) income	(1,386)	5,383	2,709	(5,309)
Accumulated other comprehensive income balance, end of period	$10,867	$18,524	$10,867	$18,524
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(11,031)	$(12,737)	$(9,846)	$(14,895)
Translation adjustment	339	3,055	(846)	5,213
Accumulated other comprehensive loss balance, end of period	(10,692)	(9,682)	(10,692)	(9,682)
Accumulated other comprehensive income, end of period	$175	$8,842	$175	$8,842

Second Quarter 2024 Form 10-Q	23

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of June 30, 2024, approximately $1.3 billion of revenue under contract is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 55% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (transactional revenue).
Contract balances
Our contract assets as of June 30, 2024 and December 31, 2023 were insignificant. Our closing balances of deferred revenue were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Total deferred revenue	$429,413	$394,927
The increase in deferred revenue during the six months ended June 30, 2024 was primarily due to a seasonal increase in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter. The amount of revenue recognized during the six months ended June 30, 2024 that was included in the deferred revenue balance at the beginning of the period was approximately $279 million. The amount of revenue recognized during the six months ended June 30, 2024 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the address of our customers:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
United States	$241,831	$228,744	$479,940	$450,413
United Kingdom	29,980	28,234	56,109	54,282
Other countries	15,475	14,064	30,487	28,100
Total revenue	$287,286	$271,042	$566,536	$532,795
The Social Sector and Corporate Sector market groups comprised our go-to-market organizations as of June 30, 2024. The following is a description of each market group as of that date:
•The Social Sector market group focuses on sales to customers and prospects in the social sector, such as nonprofits, foundations, education institutions, healthcare organizations and other not-for-profit entities globally, and includes JustGiving; and
•The Corporate Sector market group focuses on sales to customers and prospects in the corporate sector globally, and includes EVERFI and YourCause.

24	Second Quarter 2024 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents our revenue by market group:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Social Sector	$252,164	$232,381	$496,608	$457,278
Corporate Sector	35,122	38,661	69,928	75,517
Total revenue	$287,286	$271,042	$566,536	$532,795
The following table presents our recurring revenue by type:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Contractual recurring	$193,542	$181,235	$384,397	$358,838
Transactional recurring	87,834	81,155	168,497	156,300
Total recurring revenue	$281,376	$262,390	$552,894	$515,138

13. Subsequent Events
Stock Repurchase Program
On July 16, 2024, our Board of Directors reauthorized, expanded and replenished our existing stock repurchase program. The expansion raised the total capacity under the stock repurchase program from $500.0 million to $800.0 million available for repurchases. The program does not have an expiration date.
From January 1, 2024 and prior to the replenishment on July 16, 2024, we repurchased 2,954,211 shares of our stock for $262.6 million under the stock repurchase program, representing approximately 5.5% of our common stock outstanding as of December 31, 2023. As of July 16, 2024, the amount available to purchase stock under our repurchase program was $800.0 million.
Repurchases by us will be subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Stock repurchases may be made from time to time in open market transactions, in private transactions or otherwise in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. All shares purchased will be held in our treasury for possible future use. We anticipate funding any stock repurchases from its cash flow from operations, though we may fund repurchases through borrowings or otherwise in our discretion.
Additional information regarding the stock repurchase program reauthorization is contained in our Current Report on Form 8-K filed with the SEC on July 18, 2024.

Second Quarter 2024 Form 10-Q	25

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
Business Update
Our company has made significant strides over the past several years by executing on our five-point operating plan. We have extended our position as the world's leading provider of software to power social impact through product innovation to better serve the very specific needs of non-profit customers, successfully implemented key revenue initiatives to enhance the predictability of our growth, all while maintaining keen attention to cost management and cash flow. As a result of this work, we have accelerated our revenue growth, significantly improved our profitability, driven sustained EPS growth and generated significant cash flow, which we have used, in part, to fuel a material stock repurchase program, that was recently expanded and replenished to $800 million.
The company is approaching another inflection point. In addition to improving our operations and go-to market capabilities, we have successfully addressed and nearly closed the book on many of the challenges the company faced over the past few years, allowing us to now focus primarily on the significant growth and value creation opportunities ahead in the near, mid and long term.
We believe Blackbaud is a compelling investment with multiple opportunities for strong stockholder returns.
1.As an industry leader with what we believe is the most comprehensive set of purpose-built and mission critical software and services, we have an inherent ability to penetrate even further into a rich market opportunity;
2.The strength of our financial model allows us to continue to aggressively invest in innovation, which provides great value for our customers and enhances our ability to attract new customers; and
3.We generate strong cash flows and are committed to disciplined, value-maximizing capital returns. We believe that at current valuations, Blackbaud is undervalued, and we plan to be aggressive in the repurchase of our stock to improve stockholder value.
Market Opportunity
•U.S. charitable giving in 2023 was over $500 billion, of which roughly $100 billion was donated, granted and invested through our Blackbaud platforms globally.
•In our Social Sector, we continue to primarily focus on mid-sized and enterprise non-profits and, as market leader, we continue to see great opportunities to attract new customers as well expand our offerings to our existing customers. We appreciate that our customers have choices, too. For decades, we have enjoyed being the market leader, with

26	Second Quarter 2024 Form 10-Q

Blackbaud, Inc.
(Unaudited)
strong brand recognition and significant breadth and depth of our product capabilities, but we are not relying on the success of our past.
Investments in Innovation
•We continue to invest aggressively in innovation and partner with our developer network through API’s to produce continuous product enhancements throughout our portfolio, including generative AI capabilities, which in turn enable our customers to raise more money while increasing operational efficiency—ultimately allowing them to spend more time executing on their charitable missions and less time on administrative tasks.
•We are a natural choice for new and existing customers alike. The alternative for our customers is a disjointed, competitive landscape where we believe other companies do not offer the combined breadth and depth of our capabilities. These include smaller, mostly disparate point solutions that address only single aspects of the complex, comprehensive technology needs of a nonprofit, or larger horizontal software companies that may lack the depth of nonprofit-specific functionality and often require complex, expensive customization and potentially additional vendors to meet customer needs.
Cash Flow Generation
During the first six months of 2024, we generated $118.4 million of operating cash flow, an increase of more than 50% compared to the first half of 2023. Our robust cash flow generation gives us confidence to continue investment in a number of critical areas like product innovation and stock repurchases. In March 2024, we announced that we intend to repurchase between 7% and 10% of our outstanding common stock as of December 31, 2023 under our stock repurchase program. During the six months ended June 30, 2024, we repurchased 2,954,211 shares for $262.6 million, representing approximately 5.5% of the Company's common stock outstanding as of December 31, 2023. In addition to our previously announced ASR Transaction, we plan to be aggressive in repurchasing our stock at the current valuations. As previously disclosed, our board of directors reauthorized, expanded and replenished our existing stock repurchase program, raising the total capacity from $500 million to $800 million available for repurchases of our common stock. We believe there is currently no better use of our capital than investing back into the business through product innovation and returning capital to stockholders around these valuation levels.

Second Quarter 2024 Form 10-Q	27

Blackbaud, Inc.
(Unaudited)
Financial Summary

Total revenue ($M)	Income (Loss) from operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue increased by $16.2 million and $33.7 million, respectively, during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, driven largely by the following:

+
Growth in recurring revenue primarily related to:
•increases in contractual recurring revenue of $12.3 million and $25.6 million, respectively, related to the impact of our modernized contract initiative and pricing within the Social Sector as well as the performance of our cloud solutions; partially offset by decreases in revenue from EVERFI and maintenance revenue;
•increases in transactional recurring revenue of $6.7 million and $12.2 million, respectively, primarily due to positive results related to pricing initiatives we have implemented in the past twelve months and increases in volume for our JustGiving, Blackbaud Merchant Services and Blackbaud Tuition Management solutions.

-
Decreases in one-time service and other revenue primarily related to:
•decreases in one-time consulting revenue of $2.4 million and $3.4 million, respectively, primarily due to decreases of $1.9 million and $2.5 million, respectively, resulting from our sale of EVERFI Limited as discussed in Note 3 to our unaudited, condensed consolidated financial statements in this report and less sales of implementation and customization services. Also contributing to the decrease in one-time consulting revenue is an increase in utilization of third-party service delivery partners. For several years, we have been strategically shifting away from a one-time services business model towards sales of retained and managed services and also embedding services in our renewable cloud solution contracts. Retained and managed services contracts that we expect to have a term consistent with our cloud solution contracts, and embedded services are recorded as recurring revenue.

As previously disclosed and discussed above, we have a number of multi-year pricing initiatives underway, some to bring our pricing in line with the market while others are model changes that are expected to drive greater revenue for both us and our customers. Excluding the impact from our sale of EVERFI Limited in the first quarter of 2024, we expect that the decline in our non-strategic one-time services and other revenue will slow in 2024 compared to the previous two years.

28	Second Quarter 2024 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Our Social Sector revenue (which represents approximately 88% of our total year-to-date revenue) increased $19.8 million, or 8.5%, and $39.3 million, or 8.6%, respectively, during the three and six months ended June 30, 2024, when compared to the same periods in 2023, driven primarily by the increases in contractual recurring revenue and transactional recurring revenue discussed above. The Social Sector has proven to be very resilient as demonstrated through the last several economic downturns and the COVID-19 pandemic, and we have great confidence in the long-term trajectory of this portion of our business.
Our Corporate Sector revenue (which represents approximately 12% of our total year-to-date revenue) decreased $3.5 million, or 9.2%, and $5.6 million, or 7.4%, respectively, during the three and six months ended June 30, 2024, when compared to the same periods in 2023, driven primarily by the performance of EVERFI and our disposition of EVERFI Limited in March 2024 (see Note 3 to our unaudited, condensed consolidated financial statements in this report for more information). EVERFI has unique and valuable assets, including a comprehensive catalog of content, great customer relationships and a deep talent pool. However, EVERFI has faced a number of external challenges and while we have taken decisive actions, including changes to Corporate Sector leadership and the disposition of a non-recurring revenue component (EVERFI Limited discussed above), EVERFI continues to be a drag on our overall performance, and we expect that to continue. Accordingly, we are actively considering a range of strategic alternatives for EVERFI, one of which includes a potential divestiture of the business. This work is in early stages, and EVERFI remains well positioned to support its customers. We will continue to provide updates as progress is made on this initiative.

Second Quarter 2024 Form 10-Q	29

Blackbaud, Inc.
(Unaudited)
Income from operations increased by $41.8 million and $62.5 million, respectively, during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, driven largely by the following:

+	Decreases in Security Incident-related expenses of $25.0 million and $32.4 million, respectively. See "Security Incident update" below.
+	Increases in total revenue, as described above
+
Decreases in stock-based compensation expense of $9.1 million and $5.4 million, respectively, primarily due to overall Company performance against targets for certain performance-based equity awards, and a decrease in the grant date fair value of equity award grants

+
Decrease in employee severance costs of $5.0 million, during the six months ended June 30, 2024, primarily due to prior period targeted workforce reductions during the fourth quarter of 2022 and the first quarter of 2023

+
Decreases in commission expense of $3.1 million and $6.5 million, respectively, due to fewer sales headcount and a prospective increase in the period of benefit over which we amortized costs of obtaining contracts with customers from 5 to 6 years beginning in the year ending December 31, 2024

+
Decrease in corporate costs of $2.3 million, during the six months ended June 30, 2024, primarily related to the release of certain accrued tax liabilities due to favorable sales tax rulings and a decrease in bad debt expense

-
Increases in acquisition and disposition-related costs of $3.2 million and $4.9 million, respectively, primarily related to the noncash impairment charges against certain operating lease right-of-use assets and property and equipment assets resulting from the sublease of our Washington, DC office location and the disposition of EVERFI Limited; see Note 5 and Note 3, respectively, to our unaudited, condensed consolidated financial statements in this report for more information. These increases were partially offset by the release of $1.4 million in accrued contingent consideration related to our Kilter acquisition as discussed in Note 3 to the consolidated financial statements in our Annual Report on From 10-K for the year ended December 31, 2023

-	Increases in compensation costs other than stock-based compensation of $2.3 million and $2.9 million, respectively, primarily due to an increase in resources dedicated to our cybersecurity program
-
Decrease of $2.3 million, during the six months ended June 30, 2024, due to an increase in amortization of capitalized software and content development costs and a decrease in software and content development costs that were required to be capitalized under the internal-use software guidance

-	Increases in third-party contractor costs of $2.1 million and $2.8 million, respectively, largely related to enhancements to our cybersecurity program
-
Increases in amortization of intangible assets from business combinations of $1.6 million and $3.3 million, respectively, due to our acquisition of EVERFI. Most of the acquired intangible assets are amortized on a curve that represents the expected period of economic benefit.

-
Increases in transaction-based costs of $1.2 million and $2.7 million, respectively, related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates

-
Increases in advertising costs of $1.0 million and $3.0 million, respectively, primarily due to timing differences compared to 2023 and, to a lesser extent, increased digital marketing spend to drive fundraising page creation for JustGiving

-
Increases in hosting and data center costs of $1.0 million and $2.3 million, respectively, as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of cybersecurity investments to continue for the foreseeable future

We are continuing to make critical investments in the business in areas such as innovation, cybersecurity, and our continued shift of cloud infrastructure to leading public cloud service providers. Our profitability during the first half of 2024 reflects some of these incremental investments.
We continuously seek opportunities to optimize our portfolio of solutions to focus time and resources on innovation that will have the greatest impact for our customers and the markets we serve, and drive the highest return on investment. To that end, we will continue to simplify and rationalize our portfolio through product sunsets and divestitures of non-core businesses and technologies.

30	Second Quarter 2024 Form 10-Q

Blackbaud, Inc.
(Unaudited)
As a remote-first workforce company, we also continuously evaluate opportunities to shift various business units or functions to lower-cost jurisdictions, including internationally, and may do so if and when we determine that it would reduce costs without negatively impacting the quality of our products and services.

Gross dollar retention

Our recurring subscription contracts are typically for a term of three years at contract inception. A key factor to our overall success is the renewal and expansion of our existing subscription agreements with our customers. Management uses gross dollar retention in analyzing our success at delighting our customers with innovative and cloud solutions. Gross dollar retention is defined as contracted annual recurring revenue ("CARR") divided by beginning CARR with a measurement period of twelve months. For the twelve months ended June 30, 2024, our gross dollar retention was approximately 90%. This gross dollar retention rate was consistent with our rate for the full year ended December 31, 2023. We are continually investing in innovation, which we believe will increase gross dollar retention over the long-term.
Balance sheet and cash flow
At June 30, 2024, our cash and cash equivalents were $30.4 million. Under the 2024 Credit Facilities, the carrying amount of our debt was $963.6 million and our net leverage ratio was 2.51 to 1.00.
During the six months ended June 30, 2024, we generated $118.4 million in cash from operations, had a net increase in borrowings of $244.9 million, returned $262.6 million to stockholders by way of share repurchases and had aggregate cash outlays of $34.5 million for purchases of property and equipment and capitalized software and content development costs.
Security Incident update
As discussed in Note 9 to our unaudited, condensed consolidated financial statements in this report, total costs related to the Security Incident exceeded the limit of our insurance coverage in the first quarter of 2022. Accordingly, the Security Incident has negatively impacted, and we expect it to continue for the foreseeable future to negatively impact, our GAAP profitability and GAAP cash flow (see discussion regarding non-GAAP free cash flow and non-GAAP adjusted free cash flow on page 43). For the three and six months ended June 30, 2024, we incurred net pre-tax expenses of $1.8 million and $12.1 million, respectively, related to the Security Incident, which included $1.8 million and $5.1 million, respectively, for ongoing legal fees and additional accruals for loss contingencies of $0.0 million and $7.0 million, respectively. During the six months ended June 30, 2024, we had cash outlays of $5.8 million related to the Security Incident for ongoing legal fees. In line with our policy, legal fees are expensed as incurred. For full year 2024, we currently expect pre-tax expenses of approximately $5.0 million to $10.0 million and cash outlays of approximately $8.0 million to $13.0 million for ongoing legal fees related to the Security Incident. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below.
As of June 30, 2024, we have recorded approximately $8.5 million in aggregate liabilities for loss contingencies, which included $6.8 million for our settlement with the Attorney General of the State of California on June 13, 2024 that we paid in the third quarter of 2024, and other accruals based primarily on recent negotiations with certain customers related to the Security Incident that we believed we could reasonably estimate in accordance with our loss contingency procedures described above and as more fully described in Note 9. It is reasonably possible that our estimated actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.

Second Quarter 2024 Form 10-Q	31

Blackbaud, Inc.
(Unaudited)
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of June 30, 2024 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.

Results of Operations
Comparison of the three and six months ended June 30, 2024 and 2023
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

32	Second Quarter 2024 Form 10-Q

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
Recurring revenue increased by $19.0 million, or 7.2%, and $37.8 million, or 7.3%, during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, driven primarily by the following:

+
Increases in contractual recurring revenue of $12.3 million and $25.6 million, respectively, related to the impact of our modernized contract initiative and pricing within the Social Sector as well as the performance of our cloud solutions; partially offset by decreases in revenue from EVERFI (as discussed above) and maintenance revenue;

+
Increases in transactional recurring revenue of $6.7 million and $12.2 million, respectively, primarily due to positive results related to pricing initiatives we have implemented in the past twelve months and increases in volume for our JustGiving, Blackbaud Merchant Services and Blackbaud Tuition Management solutions.

Cost of recurring revenue increased by $5.9 million, or 5.2%, and $10.6 million, or 4.6%, during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, driven primarily by the following:

+
Increases in amortization of intangible assets from business combinations of $1.5 million and $3.1 million, respectively, primarily due to our acquisition of EVERFI in December 2021. Most of the acquired intangible assets are amortized on a curve that represents the expected period of economic benefit.

+	Increases in third-party contractor costs of $1.2 million and $1.8 million, respectively, largely related to enhancements to our cybersecurity program
+
Increases in transaction-based costs of $1.1 million and $2.6 million, respectively, related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates

+
Increases in hosting and data center costs of $1.0 million and $2.3 million, respectively, as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of cybersecurity investments to continue for the foreseeable future

Recurring gross margin increased by 80 basis points and 110 basis points for the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to the increases in recurring revenue outpacing the increases in cost of recurring revenue.

Second Quarter 2024 Form 10-Q	33

Blackbaud, Inc.
(Unaudited)

One-time services and other
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
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
One-time services and other revenue decreased by $2.7 million, or 31.7%, and $4.0 million, or 22.7%, during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, driven primarily by the following:

-
Decreases in one-time consulting revenue of $2.4 million and $3.4 million, respectively, primarily due to decreases of $1.9 million and $2.5 million, respectively, resulting from our sale of EVERFI Limited as discussed in Note 3 to our unaudited, condensed consolidated financial statements in this report and less sales of implementation and customization services. Also contributing to the decrease in one-time consulting revenue is an increase in utilization of third-party service delivery partners. For several years, we have been strategically shifting away from a one-time services business model towards sales of retained and managed services and also embedding services in our renewable cloud solution contracts. Retained and managed services contracts that we expect to have a term consistent with our cloud solution contracts, and embedded services are recorded as recurring revenue.

34	Second Quarter 2024 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Cost of one-time services and other decreased by $2.7 million, or 35.2%, and $4.3 million, or 26.3%, during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, driven primarily by the following:

-
Decreases in compensation costs of $1.5 million and $2.7 million, respectively, primarily related to our sale of EVERFI Limited as discussed above and a continued shift in resources historically supporting one-time services and other towards recurring revenue

-	Decreases in direct costs of revenue of $0.8 million and $0.9 million, respectively, primarily due to our sale of EVERFI Limited as discussed above
One-time services and other gross margin increased by 450 basis points and 420 basis points during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to the decrease in compensation costs discussed above outpacing the decrease of one-time services and other revenue.
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

Second Quarter 2024 Form 10-Q	35

Blackbaud, Inc.
(Unaudited)
Sales, marketing and customer success expense decreased by $6.1 million, or 11.5%, and $9.6 million or 9.0%, during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023. The decreases in dollars and as a percentage of total revenue were primarily driven by the following:

-	Decreases in compensation costs of $3.4 million and $3.8 million, respectively, primarily related to our prior period targeted workforce reductions
-
Decreases in commissions expense of $3.2 million and $6.7 million, respectively, due to fewer sales headcount and a prospective increase in the period of benefit over which we amortized costs of obtaining contracts with customers from 5 to 6 years beginning in the year ending December 31, 2024

-	Decrease in severance costs of $2.1 million, during the six months ended June 30, 2024, related to our prior period targeted workforce reductions
+
Increases in advertising costs of $1.0 million and $3.0 million, respectively, primarily due to timing differences compared to 2023 and, to a lesser extent, increased digital marketing spend to drive fundraising page creation for JustGiving

Research and development
Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.
We continue to make investments to delight our customers with innovative and secure cloud solutions. Research and development expenses increased by $2.9 million, or 8.1%, and $5.1 million or 6.7%, during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily driven by the following:

+	Increase in compensation costs of $2.7 million, during the six months ended June 30, 2024, primarily related to an increase in resources dedicated to the security-related compliance of our solutions
+	Increases in third-party contractor costs of $1.4 million and $1.3 million, respectively, largely related to enhancements to our cybersecurity program
+	Decrease in software development costs of $1.1 million, during the six months ended June 30, 2024, that were required to be capitalized under GAAP
Not included in research and development expense for the three months ended June 30, 2024 and 2023 were $14.8 million and $15.4 million, respectively, and for the six months ended June 30, 2024 and 2023 were $28.5 million and $29.6 million, respectively, of qualifying costs associated with software and content development activities that are required to be capitalized under GAAP, such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized development costs associated with our cloud solutions are subsequently amortized to cost of recurring revenue over the related assets' estimated useful life, which generally range from three to seven years. We expect that the amount of software and content development costs capitalized will be relatively consistent in the near-term as we continue making investments in innovation, quality, security and the integration of our solutions, which we believe will drive long-term revenue growth.
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

36	Second Quarter 2024 Form 10-Q

Blackbaud, Inc.
(Unaudited)
General and administrative expense decreased by $25.7 million, or 43.5%, and $30.8 million, or 27.5%, three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023. The decreases in dollars and as a percentage of total revenue were primarily driven by the following:

-	Decreases in Security Incident-related expenses of $25.0 million and $32.4 million, respectively. See "Security Incident update" on page 31
-
Decrease in stock-based compensation costs of $3.8 million, during the three months ended June 30, 2024, primarily due to estimated overall Company performance against 2024 goals for certain performance-based equity awards

-
Decrease in corporate costs of $2.4 million, during the six months ended June 30, 2024, primarily related to the release of certain accrued tax liabilities due to favorable sales tax rulings and a decrease in bad debt expense

-	Decreases in rent expense, net of allocated costs, of $1.7 million and $2.6 million, respectively
+
Increases in acquisition and disposition-related costs of $3.2 million and $4.9 million, respectively, primarily related to the noncash impairment charges against certain operating lease right-of-use assets and property and equipment assets resulting from the sublease of our Washington, DC office location and the disposition of EVERFI Limited; see Note 5 and Note 3 to our unaudited, condensed consolidated financial statements in this report for more information. These increases were partially offset by the release of $1.4 million in accrued contingent consideration related to our Kilter acquisition as discussed in Note 3 to the consolidated financial statements in our Annual Report on From 10-K for the year ended December 31, 2023

+	Increases in compensation costs other than stock-based compensation of $1.5 million and $2.5 million, respectively, primarily due to an increase in resources dedicated to our cybersecurity program
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

The increases in interest expense in dollars and as a percentage of total revenue during the three and six months ended June 30, 2024, when compared to the same periods in 2023, were primarily due to our incremental borrowings to fund our ASR Transaction. We currently expect interest expense for the full year 2024 to be approximately $52 million to $56 million. Our interest expense in connection with the variable rate portion of our outstanding debt could increase in a rising interest rate environment. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information regarding our derivative instruments, which we use to manage our variable interest rate risk, and Item 3. Quantitative and Qualitative Disclosures about Market Risk: Interest Rate Risk (below) for more information about our variable interest rate exposure and related risk.

Second Quarter 2024 Form 10-Q	37

Blackbaud, Inc.
(Unaudited)
Other Income

Other income ($M)
Percentages indicate other income as a percentage of total revenue

The increases in other income in dollars and as a percentage of total revenue during the three and six months ended June 30, 2024, when compared to the same periods in 2023, were primarily due to an increase in interest income. Interest income increased primarily due to higher interest earned on restricted cash held and payable by us to customers for our payment processing solutions. See Note 6 to our unaudited, condensed consolidated financial statements in this report for more information regarding our other income.
Deferred Revenue
The table below compares the components of deferred revenue from our unaudited, condensed consolidated balance sheets:

(dollars in millions)	June 30, 2024	December 31, 2023	Change
Deferred revenue(1)	$429.4	$394.9	8.7%
Less: Long-term portion	2.3	2.4	(3.4)%
Current portion(1)	$427.1	$392.5	8.8%
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
The increase in deferred revenue during the six months ended June 30, 2024 was primarily due to a seasonal increase in customer contract renewals. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter.

38	Second Quarter 2024 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Income Taxes

Income tax provision (benefit) ($M)
Percentages indicate effective income tax rates

The change in our effective income tax rate for the three and six months ended June 30, 2024, when compared to the same periods in 2023 were largely driven by prior year pre-tax losses versus current year pre-tax income. Additionally, the 2024 periods were favorably impacted by benefits attributable to stock-based compensation and research and development tax credits whereas stock-based compensation negatively impacted our effective income tax rates for the 2023 periods. Lastly, the 2023 periods were negatively impacted by non-deductible accruals related to security incident, which have impacted the 2024 periods to a much lesser degree.
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

Second Quarter 2024 Form 10-Q	39

Blackbaud, Inc.
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in millions, except per share amounts)	2024	2023	2024	2023
GAAP Revenue	$287.3	$271.0	$566.5	$532.8

GAAP gross profit	$162.6	$149.6	$315.6	$288.2
GAAP gross margin	56.6%	55.2%	55.7%	54.1%
Non-GAAP adjustments:
Add: Stock-based compensation expense	3.4	4.1	7.2	8.1
Add: Amortization of intangibles from business combinations	14.6	13.1	29.3	26.2
Add: Employee severance	—	0.1	—	0.8
Subtotal(1)	18.0	17.3	36.5	35.1
Non-GAAP gross profit(1)	$180.6	$166.9	$352.1	$323.3
Non-GAAP gross margin	62.9%	61.6%	62.1%	60.7%

GAAP income (loss) from operations	$42.1	$0.3	$52.8	$(9.7)
GAAP operating margin	14.7%	0.1%	9.3%	(1.8)%
Non-GAAP adjustments:
Add: Stock-based compensation expense	24.3	33.4	57.9	63.3
Add: Amortization of intangibles from business combinations	15.5	13.9	31.1	27.8
Add: Employee severance	—	0.6	—	5.0
Add: Acquisition and disposition-related costs	2.4	(0.8)	4.7	(0.2)
Add: Security Incident-related costs(2)	1.8	26.8	12.1	44.6
Subtotal(1)	44.0	73.8	105.8	140.4
Non-GAAP income from operations(1)	$86.1	$74.1	$158.6	$130.7
Non-GAAP operating margin	30.0%	27.4%	28.0%	24.5%

GAAP income (loss) before provision (benefit) for income taxes	$29.7	$(8.1)	$33.5	$(26.7)
GAAP net income (loss)	$21.8	$2.1	$27.1	$(12.6)
Shares used in computing GAAP diluted earnings (loss) per share	51,677,418	53,643,124	52,371,927	52,389,112
GAAP diluted earnings (loss) per share	$0.42	$0.04	$0.52	$(0.24)
Non-GAAP adjustments:
Add: GAAP income tax provision (benefit)	7.9	(10.2)	6.4	(14.1)
Add: Total non-GAAP adjustments affecting income from operations	44.0	73.8	105.8	140.4
Non-GAAP income before provision for income taxes	73.7	65.8	139.2	113.7
Assumed non-GAAP income tax provision(3)	18.1	13.2	34.1	22.7
Non-GAAP net income(1)	$55.7	$52.6	$105.1	$90.9

Shares used in computing non-GAAP diluted earnings per share	51,677,418	53,643,124	52,371,927	53,168,985
Non-GAAP diluted earnings per share	$1.08	$0.98	$2.01	$1.71
(1)The individual amounts for each year may not sum to subtotal, non-GAAP gross profit, non-GAAP income from operations, non-GAAP income before provision for income taxes or non-GAAP net income due to rounding.
(2)Includes Security Incident-related costs incurred during the three and six months ended June 30, 2024 of $1.8 million and $12.1 million, respectively, which includes approximately $0.0 million and $7.0 million, respectively, in recorded liabilities for loss contingencies and during the three and six months ended June 30, 2023 of $26.8 million and $44.6 million, respectively, which included approximately $19.8 million and $30.0 million, respectively, in recorded aggregate liabilities for loss contingencies. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims, negotiated settlements and accruals for certain loss contingencies. Not included in this adjustment were costs associated with enhancements to our cybersecurity program. For full year 2024, we currently expect pre-tax expenses of approximately $5 million to $10 million and cash outlays of approximately $8 million to $13 million for ongoing legal fees related to the Security Incident. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below. In line with our policy, legal fees are expensed as incurred. As of June 30, 2024, we have recorded approximately $8.5 million in aggregate liabilities for loss contingencies, which included $6.8 million for our settlement with the Attorney General of the State of California on June 13, 2024 that we paid in the third quarter of 2024, and other accruals based primarily on recent negotiations with certain customers related to the Security Incident that we believe we can reasonably estimate. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss. There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of June 30, 2024 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.

40	Second Quarter 2024 Form 10-Q

Blackbaud, Inc.
(Unaudited)
(3)Beginning in 2024, we now apply a non-GAAP effective tax rate of 24.5% when calculating non-GAAP net income and non-GAAP diluted earnings per share. For the three and six months ended June 30, 2023, the tax impact related to non-GAAP adjustments is calculated under our historical non-GAAP effective tax rate of 20.0%.
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

(dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
GAAP revenue(1)	$287.3	$271.0	$566.5	$532.8
GAAP revenue growth	6.0%		6.3%
Less: Non-GAAP revenue from divested businesses(2)	—	(1.9)	—	(2.5)
Non-GAAP organic revenue(3)	$287.3	$269.2	$566.5	$530.3
Non-GAAP organic revenue growth	6.7%		6.8%

Non-GAAP organic revenue(3)	$287.3	$269.2	$566.5	$530.3
Foreign currency impact on Non-GAAP organic revenue(4)	(0.2)	—	(1.1)	—
Non-GAAP organic revenue on constant currency basis(4)	$287.1	$269.2	$565.4	$530.3
Non-GAAP organic revenue growth on constant currency basis	6.6%		6.6%

GAAP recurring revenue	$281.4	$262.4	$552.9	$515.1
GAAP recurring revenue growth	7.2%		7.3%
Less: Non-GAAP recurring revenue from divested businesses(2)	—	—	—	—
Non-GAAP organic recurring revenue(3)	$281.4	$262.4	$552.9	$515.1
Non-GAAP organic recurring revenue growth	7.2%		7.3%

Non-GAAP organic recurring revenue(3)	$281.4	$262.4	$552.9	$515.1
Foreign currency impact on non-GAAP organic recurring revenue(4)	(0.2)	—	(1.1)	—
Non-GAAP organic recurring revenue on constant currency basis(4)	$281.2	$262.4	$551.8	$515.1
Non-GAAP organic recurring revenue growth on constant currency basis	7.2%		7.1%
(1)Includes EVERFI revenue of $23.8 million and $27.3 million for the three months ended June 30, 2024 and 2023, respectively, and $47.3 million and $54.2 million for the six months ended June 30, 2024 and 2023, respectively.
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

Second Quarter 2024 Form 10-Q	41

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

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2024	2023	2024	2023
GAAP net income (loss)	$21.8	$2.1	$27.1	$(12.6)
Non-GAAP adjustments:
Add: Interest, net	12.9	8.9	21.1	18.3
Add: GAAP income tax provision (benefit)	7.9	(10.2)	6.4	(14.1)
Add: Depreciation	3.3	3.3	6.3	6.6
Add: Amortization of intangibles from business combinations	15.5	13.9	31.1	27.8
Add: Amortization of software and content development costs(1)	12.6	10.9	24.7	21.5
Subtotal(2)	52.2	26.8	89.7	60.1
Non-GAAP EBITDA(2)	$74.0	$28.9	$116.8	$47.5
Non-GAAP EBITDA margin(3)	25.8%		20.6%

Non-GAAP adjustments:
Add: Stock-based compensation expense	24.3	33.4	57.9	63.3
Add: Employee severance	—	0.6	—	5.0
Add: Acquisition and disposition-related costs	2.4	(0.8)	4.7	(0.2)
Add: Security Incident-related costs(4)	1.8	26.8	12.1	44.6
Subtotal(2)	28.5	59.9	74.7	112.6
Non-GAAP Adjusted EBITDA(2)	$102.5	$88.8	$191.4	$160.1
Non-GAAP Adjusted EBITDA margin(5)	35.7%		33.8%

Rule of 40(6)	42.4%		40.6%

Non-GAAP adjusted EBITDA	102.5	88.8	191.4	160.1
Foreign currency impact on Non-GAAP adjusted EBITDA(7)	(0.1)	0.6	(0.5)	1.9
Non-GAAP adjusted EBITDA on constant currency basis(7)	$102.4	$89.4	$190.9	$162.0
Non-GAAP adjusted EBITDA margin on constant currency basis	35.7%		33.8%

Rule of 40 on constant currency basis(8)	42.3%		40.4%
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

42	Second Quarter 2024 Form 10-Q

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

	Six months ended June 30,
(dollars in millions)	2024	2023
GAAP net cash provided by operating activities	$118.4	$75.0
GAAP operating cash flow margin	20.9%	14.1%
Non-GAAP adjustments:
Less: purchase of property and equipment	(6.1)	(2.8)
Less: capitalized software and content development costs	(28.4)	(28.8)
Non-GAAP free cash flow(1)	$83.9	$43.5
Non-GAAP free cash flow margin	14.8%	8.2%
Non-GAAP adjustments:
Add: Security Incident-related cash flows	5.8	15.8
Non-GAAP adjusted free cash flow(1)	$89.7	$59.3
Non-GAAP adjusted free cash flow margin	15.8%	11.1%
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

Second Quarter 2024 Form 10-Q	43

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

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	June 30, 2024	December 31, 2023	Change
Cash and cash equivalents	$30.4	$31.3	(2.6)%
Property and equipment, net	98.1	98.7	(0.6)%
Software and content development costs, net	165.5	160.2	3.3%
Total carrying value of debt	1,021.9	779.7	31.1%
Working capital	(269.8)	(267.4)	(0.9)%
The following table presents selected financial information about our cash flows:

	Six months ended June 30,
(dollars in millions)	2024	2023	Change
Net cash provided by operating activities	$118.4	$75.0	57.9%
Net cash used in investing activities	(40.7)	(31.5)	29.1%
Net cash provided by financing activities	25.7	10.4	145.7%
Our principal sources of liquidity are our operating cash flow, funds available under the 2024 Credit Facilities and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription and maintenance arrangements, market acceptance of our solutions and services, the volume and size of transactions for which we process payments and our customers' ability to pay. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and meet our debt obligations. We also believe that we will be able to continue to meet our long-term cash requirements due to our anticipated cash flow from operations, solid financial position and ability to access capital from financial markets. To the extent we undertake future material acquisitions or investments or unanticipated capital or operating expenditures, including in connection with the Security Incident, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure, including through potential debt or equity issuances.
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
At June 30, 2024, our total cash and cash equivalents balance included approximately $16.5 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.

44	Second Quarter 2024 Form 10-Q

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
Net cash provided by operating activities increased by $43.4 million during the six months ended June 30, 2024, when compared to the same period in 2023, primarily due to a $57.8 million increase in net income adjusted for non-cash expenses and a $14.3 million decrease in cash flow from operations associated with working capital.
The decrease in cash flow from operations associated with working capital during the six months ended June 30, 2024, when compared to the same period in 2023, was primarily due to:
•a decrease in accrued expenses related to the Security Incident;
•a decrease in taxes payable; partially offset by
•fluctuations in the timing of vendor payments.
Security Incident update
As discussed in Note 9 to our unaudited, condensed consolidated financial statements in this report, total costs related to the Security Incident exceeded the limit of our insurance coverage in the first quarter of 2022. Accordingly, the Security Incident has negatively impacted, and we expect it to continue for the foreseeable future to negatively impact, our GAAP profitability and GAAP cash flow (see discussion regarding non-GAAP free cash flow and non-GAAP adjusted free cash flow on page 43). For full year 2024, we currently expect pre-tax expenses of approximately $5 million to $10 million and cash outlays of approximately $8 million to $13 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees are expensed as incurred. Not included in these ranges are our previous settlements or current accruals for loss contingencies related to the matters discussed below.
As of June 30, 2024, we have recorded approximately $8.5 million in aggregate liabilities for loss contingencies, which included $6.8 million for our settlement with the Attorney General of the State of California on June 13, 2024 that we paid in the third quarter of 2024, and other accruals based primarily on recent negotiations with certain customers related to the Security Incident that we believed we could reasonably estimate in accordance with our loss contingency procedures described above and as more fully described in Note 9. It is reasonably possible that our estimated actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.
There are other Security Incident-related matters, including customer claims, customer constituent class actions and governmental investigations, for which we have not recorded a liability for a loss contingency as of June 30, 2024 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
Investing Cash Flow
Net cash used in investing activities of $40.7 million increased by $9.2 million during the six months ended June 30, 2024, when compared to the same period in 2023.
During the six months ended June 30, 2024, we used $28.4 million for software and content development costs, which was down $0.4 million from cash spent during the same period in 2023. We also spent $6.1 million of cash for purchases of property and equipment during the six months ended June 30, 2024, which was an increase of $3.3 million when compared to the same period in 2023. In addition, we used net cash of $1.2 million in the disposition of a business and $5.0 million for a minor investment in a business during the six months ended June 30, 2024.

Second Quarter 2024 Form 10-Q	45

Blackbaud, Inc.
(Unaudited)
Financing Cash Flow
During the six months ended June 30, 2024, we had a net increase in borrowings of $244.9 million, primarily due to our ASR Transaction (as defined below) in March 2024. We also paid $6.5 million in debt issuance costs in conjunction with our April 2024 refinancing.
We paid $54.5 million to satisfy tax obligations of employees upon settlement of equity awards during the six months ended June 30, 2024 compared to $33.7 million during the same period in 2023. The amount of taxes paid by us on behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter.
During the six months ended June 30, 2024, cash flow from financing activities associated with changes in restricted cash due to customers increased $106.9 million, compared to an increase of $61.3 million during the same period in 2023. This line in the statement of cash flows represents the change in the amount of restricted cash held and payable by us to customers from one period to the next.
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
In March 2024, we announced that we intend to repurchase between 7% and 10% of our outstanding common stock as of December 31, 2023 under our repurchase program. Consistent with that commitment, in March 2024, we entered into the ASR Transaction to repurchase an aggregate $200 million of shares of our common stock. Pursuant to the terms of the ASR Transaction, we provided the financial institution with a prepayment of $200 million and received an initial delivery of 2.1 million shares of our common stock, representing approximately 70% of the total shares then-expected to be repurchased under the ASR Transaction. The final number of shares of common stock delivered to us under the ASR Transaction will be based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR Transaction, less a discount and subject to customary adjustments upon events affecting the common stock (e.g., dilutive or concentrative events, mergers and acquisitions, and market disruptions). The final settlement of the ASR Transaction is scheduled to occur by the fourth quarter of 2024, unless settled earlier at the election of the financial institution.
The difference of $52.2 million between the prepayment of $200 million and the value of the shares repurchased on the ASR Transaction date represents an unsettled prepaid forward contract indexed to our common stock and met all of the applicable criteria for equity classification; therefore, it was not accounted for as a derivative instrument as of June 30, 2024. Because of our ability to settle in shares, the $52.2 million prepaid forward contract was classified as a reduction to additional paid-in capital within our unaudited, condensed consolidated statement of stockholders' equity in this report. We funded the ASR Transaction prepayment with borrowings pursuant to a revolving credit loan under the 2024 Credit Facilities.
During the three months ended June 30, 2024, we did not repurchase any shares. During the six months ended June 30, 2024, we repurchased 2,954,211 shares for $262.6 million, representing approximately 5.5% of the Company's common stock outstanding as of December 31, 2023. The remaining amount available to purchase stock under the stock repurchase program was $259.7 million as of June 30, 2024. After 2024, we plan to repurchase shares to at least offset the dilution from our annual stock-based compensation and possibly beyond that amount as market conditions and our strategic plans permit.
On July 16, 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by expanding the total capacity under the program from $500.0 million to $800.0 million available for repurchases. As of July 16, 2024, the amount available to purchase stock under the Company's repurchase program was $800.0 million. See Note 13 to our unaudited, condensed financial statements in this report for additional information.

46	Second Quarter 2024 Form 10-Q

Blackbaud, Inc.
(Unaudited)
2024 Credit Facilities
Historically, we have drawn on our credit facility from time to time to help us meet financial needs, primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At June 30, 2024, our available borrowing capacity under the 2024 Credit Facilities was $531.3 million. The 2024 Credit Facilities mature in April 2029.
At June 30, 2024, the carrying amount of our debt under the 2024 Credit Facilities was $963.6 million. Our average daily borrowings during the three and six months ended June 30, 2024 were $994.7 million and $900.4 million, respectively.
The following is a summary of the financial covenants under the 2024 Credit Facilities:

Financial covenant	Requirement	Ratio as of June 30, 2024
Net leverage ratio(1)	≤ 3.75 to 1.00	2.51 to 1.00
Interest coverage ratio	≥ 2.50 to 1.00	9.20 to 1.00
(1)Under the terms of the 2024 Credit Facilities, the Net Leverage Ratio requirement may be increased by up to 0.50 provided we satisfy certain requirements, including a permitted business acquisition, and provided that the maximum Net Leverage Ratio shall not exceed 4.25 to 1.00.
Under the 2024 Credit Facilities, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2024 Credit Facilities, and (ii) our pro forma net leverage ratio, as set forth in the 2024 Credit Facilities, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At June 30, 2024, we were in compliance with our debt covenants under the 2024 Credit Facilities. See Note 7 to our unaudited, condensed consolidated financial statements in this report for additional information regarding the 2024 Credit Facilities.
Commitments and Contingencies

	Payments due by period
(in millions)	Less than 1 year	More than 1 year	Total(1)
Recorded contractual obligations:
Debt	$23.8	$1,002.3	$1,026.0
Operating leases	6.5	42.2	48.7
Unrecorded contractual obligations:
Purchase obligations	89.3	138.7	228.0
Interest payments on debt	61.6	263.0	324.5
Total contractual obligations(1)	$181.2	$1,446.1	$1,627.3
(1)The individual amounts may not sum to the total due to rounding.
Debt
As of June 30, 2024, we had total remaining principal payments of $1.0 billion. These payments represent principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2024 Credit Facilities, our real estate loans and our other debt at June 30, 2024 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the revolving credit loans under the 2024 Credit Facilities for the purposes of determining minimum commitment amounts. See Note 7 to our unaudited, condensed consolidated financial statements in this report for more information.
Interest payments on debt
In addition to principal payments, as of June 30, 2024, we expect to pay interest expense over the life of our debt obligations of approximately $324.5 million. These payments represent our estimated future interest payments on debt using our debt balances and the related weighted average effective interest rates as of June 30, 2024, which includes the effect of interest rate swap agreements. The actual interest expense recognized in our unaudited, condensed consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions on our remaining principal payments described above.

Second Quarter 2024 Form 10-Q	47

Blackbaud, Inc.
(Unaudited)
Operating leases
As of June 30, 2024, we had remaining operating lease payments of $48.7 million. These payments have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements or the amount representing imputed interest of $7.6 million. Our operating leases are generally for corporate offices, subleased offices and certain equipment and furniture. Given our remote-first workforce strategy and real estate footprint optimization efforts, as discussed above, we do not anticipate entering any new, material operating leases for offices for the foreseeable future. See Note 9 to our unaudited, condensed consolidated financial statements in this report for more information.
Purchase obligations
As of June 30, 2024, we had remaining purchase obligations of $228.0 million. These purchase obligations are for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. Our purchase obligations are not recorded as liabilities on our unaudited, condensed consolidated balance sheets as of June 30, 2024, as we had not received the related services. See Note 9 to our unaudited, condensed consolidated financial statements in this report for more information.
The total liability for uncertain tax positions as of June 30, 2024 was $3.7 million. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of June 30, 2024.
In connection with the settlement of the multi-state Attorneys General investigation, the California Attorney General investigation and the FTC investigation relating to the Security Incident, as discussed in Note 11 to our audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on February 21, 2024, we have agreed to implement and improve certain of our cybersecurity programs and tools through May 2044. The currently anticipated costs in connection with these efforts are expected to be expensed as incurred.

Foreign Currency Exchange Rates
Approximately 15% of our total revenue for the six months ended June 30, 2024 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive income (loss) as a component of stockholders’ equity, was a loss of $10.7 million as of June 30, 2024 and a loss of $9.8 million as of December 31, 2023. We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds into U.S. dollars.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenue and expenses denominated in non-U.S. currencies. During the six months ended June 30, 2024, foreign translation resulted in increases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the six months ended June 30, 2024, the fluctuation in foreign currency exchange rates increased our total revenue and our income from operations by $1.1 million and an insignificant amount, respectively. We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian dollar against changes in the exchange rate with the U.S. dollar. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

48	Second Quarter 2024 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2024 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Our interest rate exposure includes SOFR rates. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of June 30, 2024, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2023 and June 30, 2024.

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended June 30, 2024 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Second Quarter 2024 Form 10-Q	49

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
To date, we have received approximately 260 specific requests from customers for reimbursement of expenses incurred by them related to the Security Incident, all of which have been fully resolved and closed or are inactive and are considered by us to have been abandoned by the customers. We have also received approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident, none of which resulted in claims submitted to us and are considered by us to have been abandoned by the customers. We have also received notices of proposed claims on behalf of a number of U.K. data subjects, which we are reviewing. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us, and certain insurance companies have filed subrogation claims in court, of which three cases remain active and unresolved. In addition, presently, we are a defendant in putative consumer class action cases in U.S. federal courts (most of which have been consolidated under multi district litigation to a single federal court) and in Canadian courts alleging harm from the Security Incident. The plaintiffs in these cases, who generally purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. On May 14, 2024, the Court issued a memorandum opinion and order (1) denying the multi district litigation plaintiffs' motion for class certification because of the plaintiffs' failure to meet their burden of proof as to ascertainability, (2) granting our motion to exclude the multi district litigation plaintiffs' expert on the issue of ascertainability, and (3) denying the multi district litigation plaintiffs' motion to exclude our expert on the issue of ascertainability. Further, the Court denied as moot all other pending motions. On May 28, 2024, the plaintiffs filed a petition for permission to appeal under Rule 23(f) of the Federal Rules of Civil Procedure with the Fourth Circuit Court of Appeals (the “Fourth Circuit”) and we subsequently filed an opposition to such petition. On July 30, 2024, the Fourth Circuit denied the plaintiffs' petition. This litigation remains ongoing. We are subject to pending governmental actions or investigations by the U.S. Department of Health and Human Services, the Office of the Australian Information Commissioner and the Office of the Privacy Commissioner of Canada. (See Note 9 to our unaudited, condensed consolidated financial statements included in this report for a more detailed description of the Security Incident and related matters.)

50	Second Quarter 2024 Form 10-Q

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
On May 20, 2024, the U.S. Federal Trade Commission (the "FTC") finalized an Order (the “FTC Order”) evidencing its settlement with us in connection with the Security Incident. As part of the FTC Order, we were not fined and were not otherwise required to make any payment. Furthermore, we agreed to the FTC Order without admitting or denying any of the FTC’s allegations, except as expressly stated otherwise in the FTC Order. The settlement described in the FTC Order fully resolved the FTC investigation. For more information, see the form of proposed order that was furnished as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on February 2, 2024 and is identical in substance to the final FTC Order, and in Note 11 to our audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on February 21, 2024.
As previously disclosed, on June 13, 2024, we agreed to a Final Judgment and Permanent Injunction with the Attorney General of the State of California (the "Final Judgment") relating to the Security Incident. This settlement fully resolved the last remaining U.S. state attorney general investigation into the Security Incident. Under the terms of the settlement, we agreed to comply with applicable laws; not to make misleading statements related to our data protection, privacy, security, confidentiality, integrity, breach notification requirements, and similar matters; and to implement and improve certain cybersecurity programs and tools. The terms of the settlement with California are generally consistent with those to which we agreed in settling with the other 49 state Attorneys General and the District of Columbia on October 5, 2023, as discussed below. As part of the settlement, we also agreed to pay a total of $6.8 million to the State of California. This amount was fully accrued as a contingent liability in the Company's financial statements as of March 31, 2024 and June 30, 2024, and subsequently paid in the third quarter of 2024. By agreeing to the Final Judgment, Blackbaud has denied wrongdoing or liability of any kind. Nothing contained in the Final Judgment is intended to be, and shall not in any event be construed or deemed to be, an admission or concession or evidence of any liability or wrongdoing whatsoever on the part of Blackbaud or any fact or violation of law, rule, or regulation. For more information, see the Final Judgment and Permanent Injunction of the State of California, County of San Diego that was furnished as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 14, 2024.
As noted above, the terms of the Final Judgment, FTC Order, the Attorneys General Administrative Orders and our settlement with the SEC require that we implement and maintain certain processes and programs and comply with certain legal requirements related to cybersecurity and data protection. Any future regulatory investigation or litigation settlements may also contain such requirements. Effectively implementing, monitoring and updating these requirements is expected to be expensive and time-consuming over an extended period. Our failure to do so in accordance with the terms of our agreements with FTC, the Attorneys General and with the SEC, and possibly others, could expose us to additional material liability under the terms of the Administrative Orders, the SEC settlement, or otherwise.
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

Second Quarter 2024 Form 10-Q	51

Blackbaud, Inc.
Significant management time and Company resources have been, and are expected to continue to be, devoted to the Security Incident. For example, for the three and six months ended June 30, 2024, we incurred net pre-tax expenses of $1.8 million and $12.1 million, respectively, related to the Security Incident, which included $1.8 million and $5.1 million, respectively, for ongoing legal fees and additional accruals for loss contingencies of $0.0 million and $7.0 million, respectively. During the six months ended June 30, 2024, we had cash outlays of $5.8 million related to the Security Incident for ongoing legal fees. For full year 2023, we currently expect pre-tax expenses of approximately $5.0 million to $10.0 million and cash outlays of approximately $8.0 million to $13.0 million for ongoing legal fees related to the Security Incident. Although we carry insurance against certain losses related to the Security Incident, we exceeded the limit of that insurance coverage in the first quarter of 2022. As a result, we will be responsible for all expenses or other losses (including penalties, fines or other judgments) or all types of claims that may arise in connection with the Security Incident, which could materially and adversely affect our liquidity and results of operations. (See Note 9 to our unaudited, condensed consolidated financial statements in this report.) If any such fines or penalties were great enough that we could not pay them through funds generated from operating activities and/or cause a default under the 2024 Credit Facilities, we may be forced to renegotiate or obtain a waiver under the 2024 Credit Facilities and/or seek additional debt or equity financing. Such renegotiation or financing may not be available on acceptable terms, or at all. In these circumstances, if we were unable to obtain sufficient financing, we may not be able to meet our obligations as they come due.
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
Defects, delays or interruptions in our cloud solutions, hosting services and payment services, including those caused by our vendors, partners or other third parties (such as the CrowdStrike Event described below), could diminish demand for these services and subject us to substantial liability.
We utilize data center hosting facilities to provide cloud solutions to a significant number of our subscription customers, hosting services to our on-premise license customers and transactional payment services. Any damage to, or failure of, these systems or services generally could result in, and have resulted in (as described below), interruptions in service to our customers, notwithstanding any business continuity or disaster recovery agreements or arrangements that may be in place. Our executive offices and some of our data centers are located in areas that are vulnerable to the effects of climate change and could be subject to increased interruptions as a result of the severity and increased frequency of extreme weather events such as hurricanes, wildfires, floods, heat waves, or power shortages. Furthermore, because our cloud solutions, hosting service offerings and payment services are complex and incorporate a variety of computer hardware and software systems, our services have in the past developed, and may again develop, errors or defects, whether of our own creation or caused by third parties, that have, and could again, result in unanticipated downtime or other problems for our customers and us. Internet-based services sometimes contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our web-based services and new errors might again be detected in the future. In addition, our customers might use our Internet-based offerings in unanticipated ways that cause a disruption in service for other customers attempting to access their data.
For example, on July 19, 2024, CrowdStrike Holdings, Inc. (“CrowdStrike”), which provides cybersecurity services to millions of Microsoft Windows systems worldwide, including to certain Windows systems operated by Blackbaud, implemented a software update to its Falcon sensor software that was flawed and caused Falcon to crash, thereby causing widespread crashes of Windows systems into which it was integrated, including certain Windows systems used by us and certain of our customers (the “CrowdStrike Event”). As a result, some of our customers were unable to access certain of our services and solutions, including our payments processing solutions. We are still evaluating the actual and potential impact of the CrowdStrike Event on Blackbaud, both directly and indirectly due to the impact on our customers.
Because our customers use our services for important aspects of their businesses, any defects, delays or disruptions in service or other performance problems with our services, such as the CrowdStrike Event, could hurt our reputation, damage our customers' businesses and result in liability for the Company. For example, customers could elect to cancel their service, delay or withhold payment to us, not purchase from us in the future or make claims against us, which could result in an increase in our provision for credit losses, an increase in collection cycles for accounts receivable, loss of revenue or the expense and risk of litigation. Any of these could materially harm our business, reputation, financial condition and results of operations.

52	Second Quarter 2024 Form 10-Q

Blackbaud, Inc.

Financial Risks
We significantly increased our leverage in connection with acquisition of EVERFI and stock repurchases, and may increase our leverage in the future in connection with additional acquisitions, Security Incident costs or other business purposes, which could adversely impact our business and financial performance.
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
In addition, additional leverage could impact our ability to meet certain financial and other covenants contained in our 2024 Credit Facilities, which increased our total borrowing capacity from $1.1 billion to $1.5 billion. (See Note 7 to our unaudited, condensed consolidated financial statements included in this report for a more detailed description of our 2024 Credit Facilities.) There can be no assurance that we will be able to remain in compliance with the covenants to which we are now subject or may be subject in the future and, if we fail to do so, that we will be able to obtain waivers from our lenders or amend the covenants.
In the event of a default under our 2024 Credit Facilities, we could be required to immediately repay all outstanding borrowings, which we might not be able to do and which would materially negatively affect our business, operations and financial condition.

Second Quarter 2024 Form 10-Q	53

Blackbaud, Inc.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended June 30, 2024 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
Beginning balance, April 1, 2024				$259,716
April 1, 2024 through April 30, 2024	—	$—	—	259,716
May 1, 2024 through May 31, 2024	22,273	79.05	—	259,716
June 1, 2024 through June 30, 2024	—	—	—	259,716
Total	22,273	$79.05	—	$259,716
(1)Includes 22,273 shares in May withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In January 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program to authorize us to purchase up to $500.0 million of our outstanding shares of common stock. On July 16, 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by raising the total capacity under the program from $500.0 million to $800.0 million available for repurchases. The program does not have an expiration date.

54	Second Quarter 2024 Form 10-Q

Blackbaud, Inc.
ITEM 5. OTHER INFORMATION

Trading Arrangements Adopted or Terminated
The following table provides information about trading arrangements adopted or terminated by certain of our officers and directors during the three months ended June 30, 2024.

						Trading arrangement(1)		Aggregate number of securities to be sold under plan
Name and Title	Action	Date of Action	Plan effective date	Plan end date	Plan duration (months)	Rule 10b5-1	Non-Rule 10b5-1
Michael P. Gianoni Chief Executive Officer, President and Vice Chairman of the Board	Termination	4/10/24	2/26/24	8/09/24	Six	X		50,000
Kevin R. McDearis Executive Vice President and Chief Technology Officer	Adoption	5/24/24	8/30/24	2/28/25	Six	X		28,195
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
None of our officers or directors adopted or terminated a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024.

Second Quarter 2024 Form 10-Q	55

Blackbaud, Inc.
ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Blackbaud, Inc.		DEF 14A		4/30/2009
3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	X
10.1	Amended and Restated Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan.		DEF 14A	Appendix B	4/23/2024
10.2	Third Amendment to Credit Agreement, dated as of April 30, 2024, by and among Blackbaud, Inc., the lenders party thereto and Bank of America N.A., as administrative agent.		10-Q	10.1	5/01/2024
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

56	Second Quarter 2024 Form 10-Q

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	July 31, 2024	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
Chief Executive Officer, President and Vice Chairman of the Board
(Principal Executive Officer)

Date:	July 31, 2024	By:	/s/ Anthony W. Boor
Anthony W. Boor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Second Quarter 2024 Form 10-Q	57