Form 10-K
period 2024-12-31
BLACKBAUD INC
filed 2025-02-21
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 28, 2024 (based on the closing sale price of $76.17 on that date) was approximately $2,269,744,966. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of February 18, 2025 was 49,236,495.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders currently scheduled to be held June 11, 2025 are incorporated by reference into Part III hereof. Such definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2024.

2024 Form 10-K	1

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

2	2024 Form 10-K

Blackbaud, Inc.

PART I.
ITEM 1. BUSINESS

Description of Business
We are the leading software provider exclusively dedicated to powering social impact. Serving the nonprofit and education sectors, companies committed to social responsibility and individual change makers, our essential software is built to accelerate impact in fundraising, nonprofit financial management, digital giving, grantmaking, corporate social responsibility and education management. Blackbaud brings over four decades of leadership to this sector: since originally incorporating in New York in 1982 and later reincorporating as a South Carolina corporation in 1991 and as a Delaware corporation in 2004. Millions of people across more than 100 countries connect, give, learn and engage through Blackbaud platforms. During 2024, we had nearly 100,000 customers that paid Blackbaud through transactional fees and approximately 40,000 customers with contractual billing arrangements. We are deeply proud to play a part in our customers’ success in their missions to provide healthcare and cure diseases, advance education, preserve and share arts and culture, protect the environment, support those in need and much more.

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
Traditional methods of fundraising and organizational management are often costly and inefficient
Many social impact organizations use manual methods or software applications not specifically designed for fundraising or nonprofit business operations. Such methods are often costly and inefficient because of the difficulties in effectively collecting, sharing and using donation-related information. Furthermore, general purpose software applications frequently have limited functionality for the unique needs of our customer base and do not efficiently integrate multiple databases. Some social impact organizations have developed proprietary software, but doing so is expensive, requiring on-site technical personnel for development, implementation and maintenance.
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

2024 Form 10-K	3

Blackbaud, Inc.
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

Strategy
Our objective is to maintain and extend our position as the leading provider of cloud software and services essential for the core business operations unique to social impact organizations, teams, and schools. Our key strategies for achieving this objective are described below.
Execute on our Five Key Operational Initiatives
In early 2023, we outlined five key operational initiatives targeted to drive innovation, bookings growth, revenue expansion and lower costs. During 2024, we continued to execute on these key initiatives.
1.Product Innovation and Delivery
To maintain our market leadership position, we are accelerating the pace of innovation and new feature delivery to our customers. Our focus has been on two areas, artificial intelligence (AI) and enhancements that continue to improve the connectivity of our suite of solutions. These enhancements are aimed at improving fundraising outcomes while reducing the administrative burden of our end users. Some examples include:
•We have released a number of AI capabilities in our solutions, including generative AI functionality for our JustGiving platform. During 2024, we released generative AI capabilities for Raiser’s Edge NXT®, and we expect that Blackbaud Copilot will be available to our Raiser's Edge NXT customers soon. Using Blackbaud Copilot, users can ask ad hoc questions such as “How can I improve my average donation size?” and the tool will provide intelligent responses as well as recommended actions intended to drive that outcome.
•During 2024, our Online Giving and Prospect Insights capabilities were natively integrated into Raiser's Edge NXT. With these integrations, fundraising administrators can now drive a giving campaign, keep records of each donor interaction, identify new donation opportunities, and provide personalized messaging, all in one integrated experience.
•During 2024, we released our new optimized donation forms for Raiser's Edge NXT, Blackbaud CRM and Blackbaud Altru that fully integrate with our payment processing and CRM software. We expect these forms to drive higher revenue for our customers and for Blackbaud.
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

4	2024 Form 10-K

Blackbaud, Inc.
breadth of our product portfolio, this “land and expand” model has proven successful for us over time. As previously disclosed, there can be volatility quarter-to-quarter on bookings.
3.Transactional Revenue Optimization and Expansion
Transactional revenue, which is about one-third of total revenue, is comprised of four primary components: donation processing (~55% of total transactional revenue); consumer giving (~20%); tuition management (~20%); and event-based usage (~5%). The diversity of the underlying transaction volumes from these four sources has resulted in consistent transactional recurring revenue growth in the mid-to-high single digits over the past several years. We continue to see strong momentum in consumer giving and tuition management, we have implemented rate increases across select areas of our payments portfolio, and we continue to implement additional payments solutions optimization to drive enhanced donor experience.
4.Modernized Approach to Pricing and Multi-Year Contracts
In the summer of 2022, we put in place an updated pricing policy primarily for our social sector customers that directly reflects the value we provide to them, is in-line with the broader market and reflects the inflationary pressures that all businesses are facing. This program is designed to deliver sustained revenue growth beyond the initial three-year renewal cycle and will provide us with improved revenue visibility. As previously disclosed, this new approach has three main components: offering 3-year contract renewal terms as our standard, which the vast majority of customers are adopting; embedded annual price increases within the 3-year renewal term, which we have not had previously and are beginning to take effect; and a larger first year price increase to bring our pricing in-line with the broader market.
The first two components, as well as a portion of the third, will continue on beyond the initial renewal cycle, creating what we believe will be a sustainable source of revenue growth.
We have now completed the 2023 and 2024 renewal cohorts, which represented approximately 65% of the total contractual revenue eligible for this program. Approximately another 25% of the renewable base is up for renewal in 2025, and the remaining 10% in the beginning of 2026. The close day-to-day management of renewals, the mix of 3-year and 1-year contracts, and the impact of pricing are progressing well. Additionally, the adoption of 3-year renewals as a standard, with more customers opting for this option than we originally expected, is expected to have an added benefit of higher retention which provides greater revenue assurance and predictability.
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
•Renegotiated key vendor contracts including Microsoft Azure and AWS
•Reduced our real estate footprint as part of the shift to a remote-first workforce
During 2024, we continued to run the business at about the same headcount level, while continuing to drive efficiencies in other areas of the business. After the divestiture of EVERFI on December 31, 2024, we had approximately 2,600 employees.
As a remote-first workforce company, we can be strategic about selecting the appropriate geographic region for various functions in order to reduce costs without negatively impacting the quality of our products and services. For example, we are currently expanding our operations in India, which we expect will give us greater access to talent, and increase the number of our employees, including management, in India. We have rented office space in India to accommodate those new operations, although we do not currently expect to generate revenue in India in the foreseeable future.
There are two remaining legacy data centers that we are currently working towards closing in the future.

2024 Form 10-K	5

Blackbaud, Inc.
Delight Our Customers
We intend to make our customers' experience with us effective, efficient and satisfying from their initial interest in our solutions and services through their decision to purchase, engage with customer support and implement and use our solutions. We continue to focus on initiatives aimed at improving the consistency and quality of user experience across our offerings. We also continue to evolve the way we package and sell our offerings to provide high quality and value combined with flexibility to meet the unique needs of our existing and prospective customers. In addition, we are continuing to integrate value-adding capabilities such as payment services, analytics and business intelligence into our suite of solutions to better address our customers' needs to raise more revenue with comprehensive offerings. We will continue to focus on providing the highest level of solution support, enhancing our existing solutions, extending our solutions through open APIs and developing new solutions and services designed to help our customers be more effective and achieve their missions. (See “Solutions and Services” below for additional information regarding the development and integration of AI into our solutions and services.)
Attract and Retain Top Talent and Actively Engage Employee Base
Our employees are energized by our opportunity to fuel social impact. Collaboration, innovation, authentic passion for the customers we serve and high standards are core to our culture and help to enable the great work we do. We strive to hire, develop and retain the best employees and provide a supportive and inclusive environment where their talents and potential are realized. In 2021, we formally rolled out a remote work strategy as a company, which supports Blackbaud's goal to attract top talent globally. For additional information, see “Human Capital Resources” below.
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
We augment our software with a range of payment processing, analytic and business intelligence services, consulting, training and professional services, as well as maintenance and technical support. The Blackbaud portfolio is delivered primarily through cloud solutions tailored to the unique needs of nonprofits and foundations, educational institutions, individual change makers and corporate social impact programs. Our solutions are built specifically for fundraising and relationship management, marketing and engagement, financial management, grant and award management, education management, ticketing, social responsibility, payment services and analytics.
We are developing and implementing AI features in certain of our solutions and services as a key element of our strategy to delight our customers and remain a market leader in the social impact sector. For example, our “Intelligence for Good” program integrates several machine learning and AI capabilities that help our customers streamline workflows, enhance efficiency and achieve better outcomes. We have introduced generative AI features across multiple products, mainly for composing outreach communications, and will soon be offering the ability for our customers to provide contextual responses to question and answer actions. We are also leveraging AI to transform the way we work at Blackbaud and intend to continue

6	2024 Form 10-K

Blackbaud, Inc.
to identify, experiment and scale a range of solutions across marketing, customer success and engineering through applied AI. We are committed to developing and using AI responsibly and in accordance with rapidly developing laws and regulations, including with regard to the processing of personal data. The technologies underpinning these features are in the early stages of commercial use, and we are mindful that the success of any enhancements or new products depends on many factors, including its relevance to our customers, timely implementation and market acceptance. In addition, we regularly monitor new regulatory developments in applicable jurisdictions in order to identify and mitigate ethical and legal issues presented by our use of AI. Furthermore, many of our AI features may rely on third-party service providers, which requires that we continuously evaluate the quality and legality of their products and operations, as well as copyright and intellectual property issues. Our commitment to new and emerging AI technologies requires that we invest in the development and maintenance of various models, approaches and processes, as well as the development of protections and safeguards for the use of AI technologies and requires that we hire persons with specialized expertise. As a result, we regularly monitor all aspects of our AI strategy to ensure that it is implemented in a manner consistent with our enterprise risk management processes and other company policies and procedures. (See “Risk Factors” below for more information regarding the risks associated with our use of AI and the description below of our current uses of AI in our solutions and services.)
Our specific solutions and services include:
Fundraising and Engagement
Blackbaud Raiser's Edge NXT® is our flagship fundraising and relationship management solution. Raiser's Edge NXT is the first and only cloud fundraising and relationship management solution that is all-inclusive, fully integrated with data health, predictive analytics, email marketing, donation forms, event management, payment processing and process automation to create tailored, user-specific experiences. We believe Raiser's Edge NXT is the most advanced technology available to nonprofits seeking to operate more efficiently and raise more support for their missions.
Blackbaud CRM™ is a comprehensive, configurable fundraising and relationship management solution. It is our lead offering for enterprise-level organizations seeking a powerful, yet adaptable solution for fundraising, marketing and program management across the engagement lifecycle, specializing in supporting sophisticated major giving, membership and high-volume direct marketing programs. Blackbaud CRM helps organizations build deeper and more personalized relationships with constituents, build their brands through online engagement and multichannel communication tools, and more effectively fundraise, leveraging campaign management, business intelligence and predictive analytics. Blackbaud CRM can be integrated with enterprise online solutions to enable multi-channel marketing, online engagement and event fundraising.
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
Blackbaud Luminate Online®, delivered in the cloud, helps our customers better understand their online supporters, make the right ask at the right time and raise more money online. It includes tools to build online fundraising campaigns as part of an organization's existing website or as a stand-alone fundraising site. Donation forms, gift processing and tools for communicating through web pages and email give our customers the essentials for building sustainable donor relationships.
Blackbaud TeamRaiser® is the industry’s most comprehensive peer-to-peer fundraising event solution. Powering thousands of major events each year, TeamRaiser allows nonprofits’ supporters to create personal or team fundraising web pages and send email donation appeals in support of events such as walks, runs and rides.
JustGiving® from Blackbaud® is a world-class social fundraising platform for online peer-to-peer giving. JustGiving provides innovative tools enabling individuals to engage their own peer networks to raise donations directly for the causes they care most about. By making giving simpler and putting storytelling in the hands of fundraisers, JustGiving helps individuals reach more people to raise more money for charities of all sizes.
Blackbaud Fundraiser Performance Management™ is a multi-pronged solution that augments the capabilities of an organization’s primary database with flexible, detailed and transparent goal and action tracking. Built for higher education institutions, healthcare and large nonprofit organizations with structured gift officer teams, the solution combines a dedicated SaaS platform for gift officer tracking with a dedicated business consultant. Both fundraisers and leaders benefit from tailored consulting to address weaknesses and enhance strengths to comprehensively improve fundraising team performance.

2024 Form 10-K	7

Blackbaud, Inc.
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
Financial Management
Blackbaud Financial Edge NXT® is the market leading solution for fund and sub fund accounting to ensure stewardship for donated funds and compliance for government grants and contracts. Blackbaud Financial Edge NXT has powerful reporting tools to help finance teams drive transparency and open modern APIs to support data integrations or enhanced workflows. It seamlessly integrates with multiple Blackbaud products including Raiser's Edge NXT, Blackbaud Tuition Management, Blackbaud Billing Management and Blackbaud Grantmaking so nonprofit organizations can connect their business offices and workflows across the organization. Financial Edge NXT eliminates redundant tasks and manual processes across the organization and within the financial office itself through Payment Assistant, native functionality for automated bill pay and Expense Management, functionality for submission of expenses.
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
Blackbaud Tuition Management™ benefits schools by giving administrators better access to financial data and payment services, and by giving parents more ways to remit tuition payments. The solution is fully integrated with Blackbaud Financial Edge NXT and helps ease the burden for administrative staff by offering invoicing, payment processing, customer service, enhanced communication with parents and later payer follow-up services.
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
Grant and Award Management
Blackbaud Grantmaking™ is a modern cloud solution that supports the end-to-end grantmaking process from application through review and resolution. Blackbaud Grantmaking provides core functionality to efficiently disperse funds, maintain compliance with due diligence requirements and measure and demonstrate impact. The system has collaborative tools to help strengthen relationships with grantees and other community partners. Blackbaud Grantmaking supports collaboration between funders and nonprofits around intended outcomes to drive desired impact. Both the funder and the nonprofit can tell an impact story using ROI-focused results and a common outcomes measurement language.
Blackbaud Award Management™ is a comprehensive, integrated scholarship management platform for higher education and K-12 institutions and foundations, allowing students to apply for all awards using one intuitive and streamlined application

8	2024 Form 10-K

Blackbaud, Inc.
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
Social Responsibility, Employee Giving and Volunteering
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
Blackbaud Impact Edge™ is an AI-powered solution designed for social impact reporting and storytelling, tailored for corporate social responsibility (CSR) and social impact teams of all sizes. This innovative technology utilizes responsible generative AI to help impact professionals create a compelling picture of their organization’s social impact. It seamlessly integrates data captured safely and securely from employee engagement programs, philanthropic initiatives, educational projects, and other trusted external sources.
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
Data Intelligence
Our data intelligence offerings provide solutions for data health, predictive insights and fundraising performance, enabling nonprofits to define effective campaign strategies and maximize fundraising results. These services either integrate with or are already integrated into our software solutions to give our customers a comprehensive view of their supporters and the market and provide information essential to making well-informed operating decisions.
Blackbaud’s Intelligence for Good® is our comprehensive strategy to deliver AI that is accessible, powerful and responsible. Our AI capabilities enable social impact organizations to transform data into insights and outcomes.
Blackbaud's data intelligence solutions and services use data science and AI to turn customer data into valuable insights that inform decision-making and help them achieve their goals efficiently. Blackbaud's data intelligence portfolio consists of three key outcome areas:

2024 Form 10-K	9

Blackbaud, Inc.
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
Predictive Insights inform strategic decision-making and actions that increase efficiency and drive successful outcomes. Insights are extracted by combining customer data with licensed and proprietary data before leveraging advanced AI capabilities and expertise from Blackbaud’s dedicated team of data scientists. Examples of constituent insights include: predictive modeling that indicates the likelihood and capacity of a constituent making a gift, wealth screening software that uses publicly available records to build detailed wealth profiles of constituents and persona cluster segmentation that groups constituents based on shared traits with guidance for optimizing messaging to each group.
Fundraising Performance solutions help customers to assess their fundraising performance across donor segments, benchmark themselves against peer organizations and understand industry trends. These solutions provide a holistic view of donor performance that goes beyond standard campaign-based reporting, with key performance indicators related to acquisition, upgrading, retention and reactivation. Customers use our performance solutions to identify areas of weakness and opportunities for improvement, track the donor impact of strategic initiatives, understand and respond to industry trends, set realistic benchmarks and fundraising goals and maintain a consistent reporting methodology to assess growth over time.
Customer Success
Our Customer Success organization is responsible for ensuring our customers achieve their desired outcomes through Blackbaud solutions, starting at onboarding and continuing through the customer lifecycle. Our Customer Success team develops and fosters relationships within all levels of the customer organization to help ensure that customers get the most value out of our solutions and services, while helping them achieve their desired outcomes. Our customer success resources work to proactively communicate to drive overall satisfaction and retention of our customers' business. They work to collect and analyze actionable information, whether that is through direct customer relationships or through aggregated analytics that drive future one-to-one or one-to-many interactions. Their goal is to partner with customers to ensure that they are fully engaged and have an advocate within Blackbaud who works to meet their needs. Customer success resources bring industry knowledge and expertise to the customer relationship and strive to help our customers achieve positive growth and outcomes.
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
•Database merging and enrichment;
•Secure credit card transaction processing;
•Database production activities;
•Website design services; and
•Outcome-based and prescriptive services.

10	2024 Form 10-K

Blackbaud, Inc.
In addition, we, and our delivery partners, apply our industry knowledge and experience, combined with expert knowledge of our solutions, to evaluate an organization's needs and consult on how to improve a business process.
Training
Blackbaud University helps organizations unlock the full potential of their solutions. Our training emphasizes newly released features and real-world application, to help customers build confidence and optimize the use of Blackbaud solutions. Our array of learning modalities makes it easy for users to take training that fits their schedule, whether quickly upskilling new hires or expanding the knowledge and efficiency of existing staff. This expertly designed product training empowers users to learn fast and work smart!

Customers
Millions of people across more than 100 countries connect, give, learn and engage through Blackbaud platforms. During 2024, we had nearly 100,000 customers that paid Blackbaud through transactional fees and approximately 40,000 customers with contractual billing arrangements. Our largest single customer accounted for less than 1% of our 2024 consolidated revenue.

Sales and Marketing
Most of our solutions and related services are sold through our direct sales force. Our direct sales force is complemented by a team of sales development representatives responsible for sales lead generation and qualification. In addition, lead generation is supplemented by our customer success organization via employee-generated sales leads. Our partner program also includes optional engagements around referrals, technical integrations, and implementation services which also support and supplement our go-to-market efforts by promoting customer choice and facilitating extensible capabilities. These sales, partners and customer success professionals are primarily located throughout the United States, the U.K., Canada and Australia. As of December 31, 2024, we had approximately 210 direct sales employees.
Our marketing organization, which includes brand, digital, content, product, event and demand generation marketing and corporate communications, develops and launches multi-channel campaigns designed to create brand recognition and market awareness for our solutions and services.
Our digital demand generation motion focuses on targeted account-based marketing plays, as well as intent-based programs including paid search, retargeting, social and content syndication programs. We supplement the digital motion with our annual user conference, bbcon®, select participation at virtual and in-person third-party trade shows, technical conferences, and technology seminars. We also target publication of our thought leadership content and position our subject matter experts in industry journals and publications. We have a large base of loyal customers and strategic partners that provide references and recommendations often featured in our advertising and promotional activities.

2024 Form 10-K	11

Blackbaud, Inc.

Competition
The market for software and related services targeting philanthropic-focused for-profit and nonprofit organizations is competitive and highly fragmented. For certain areas of the market, entry barriers are low, as general tools for small businesses can usually be configured to manage the most basic marketing, contact management, and accounting needs of social impact organizations. In parallel, as software development evolves from a highly-complex tradecraft with nuanced understanding of architectural patterns and discrete languages, to click-to-code and drag-and-drop development with natively cloud-based infrastructure, it becomes easier for competitors to quickly spin up basic applications to solve common problems. However, once basic needs are met, programs unique to social impact organizations like the stewardship of relationships and partnerships critical to major gift fundraising and community education; the cultivation and management of gifts and grants sponsorship; the intricacies of not-for-profit specific fund accounting; the multi-level networking required for peer-to-peer activism and employee engagement; and the sensitive data and reporting behind critical programs run by and for healthcare and education institutions ensure the ongoing need for highly specialized tools. These specialized applications have a higher barrier of entry as they require industry insight to accurately articulate the business workflow that generates the requirements for software products. Moreover, because social impact organizations rely heavily on relationships with and among their supporters, integration of systems drives value beyond mere efficiency. Hence, we believe our insight, the full spectrum of our current solutions and our ability to deliver future solutions make us a strong competitor. We expect to continue to see new entrants as focus on social investment solutions increases to satisfy Millennial and Gen Z donors, customers and employees, the barriers of entry continue to decline with natively cloud solutions and social impact organizations more readily require digital transformation of business processes and data-driven decision making.
Our competition falls into four primary categories:
•Niche products are usually developed as a solution for a single problem at an organization and are adopted by similar organizations to solve a specialized need. These are typically offered by vendors who may have deep industry expertise but may not have the resources to expand beyond a specialized area. We believe we compete against these solutions by offering a set of integrated solutions rather than a single point solution, which we believe improves the overall customer experience and reduces organizational risk. In addition, our open platform allows integration to specialized applications so the opportunity for disruption from these competitors is minimized.
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
•General business software vendors, such as Microsoft, Oracle and Salesforce.com, compete with us in certain areas of our business. While there is a growing trend toward social investment that is prompting philanthropic solutions from these general business vendors, most do not have a complete nonprofit specific focus and, therefore, do not offer, or to our knowledge do not intend to offer, nonprofit-specific versions. However, there is a subset of general business software competitors who have introduced nonprofit-specific versions of their products. These products generally do not satisfy the needs of nonprofits from end-to-end as they were not designed to support the specific needs of nonprofits during the original architecture, design, and requirements elicitation phases; and several of the products introduced by general business software vendors have been subsequently pulled from market based on lack of adoption and customer satisfaction. We believe that the products that remain are not yet fully capable of meeting market needs without significant customization to transform general business products into nonprofit solutions often requiring the use of consultants to guide the implementation, without which, leave the adoption of general business software limited to very basic operations and simple needs. We believe our solutions compete successfully against general business software as a nonprofit’s needs grow more complex. As a result, we believe we can compete successfully to meet nonprofit-specific requirements, often integrating with general business platforms used for their more generalized operations.
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

12	2024 Form 10-K

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

Technology and Architecture
Our technology strategy consists of several key building blocks including cloud operations, developer tools, data intelligence and core services. We leverage multiple clouds in our architectures (including AWS and Azure) and have both single and multi-tenant solutions. The best-in-class infrastructure enables rapid innovation with high levels of reliability, availability and security, and lets Blackbaud evolve services over time at independent paces as tech trends and tools emerge. Blackbaud also provides a toolset for customers, partners, and developers to extend the Blackbaud SKY ecosystem. SKY API enables developers to augment Blackbaud solutions with industry-standard REST APIs, standards-based authentication protocols, and a best-in-class developer experience. SKY UX allows developers to create applications with the same consistent, cohesive user interface as Blackbaud’s native solutions using an open-source framework that implements Blackbaud design patterns and provides guidelines and tooling for the entire application lifecycle. Our Intelligence for Good® strategy affirms our commitment to AI that is convenient, powerful and responsible.
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

Intellectual Property and Other Proprietary Rights
To protect our intellectual property, we rely on a combination of patent, trademark, copyright and trade secret laws in various jurisdictions, as well as employee and third-party nondisclosure agreements and confidentiality procedures. We maintain many trademarks, including, but not limited to “Blackbaud,” “Raiser's Edge NXT” and “Luminate.” We currently have one active patent on our technology and have one pending patent application.

Human Capital Resources
As of December 31, 2024, we had approximately 2,600 employees, none of whom are represented by unions or are covered by collective bargaining agreements. This number reflects the decrease in headcount following our disposition of our EVERFI business in December 2024. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are strong.
We benefit from an engaged and driven employee base motivated to join the Company by our work to support organizations and individuals driving social impact. Our purpose attracts and retains talented, competitive applicants, with approximately 90% of employees citing the fact that Blackbaud operates in a socially responsible manner is important to them. This differentiator not only builds strong employee engagement but also helps us provide a higher level of service to our customers. With over 76% of employees volunteering with nonprofits annually and one in seven serving on a nonprofit board or committee, our direct experience enables our teams to better serve our customer base.
Blackbaud also attracts and promotes talented employees through effective and targeted recruiting strategies. In 2021, we formally rolled out a remote work strategy which expanded our pool of qualified applicants for roles and internal career progression and enabled Blackbaud's goal to attract and develop talent globally. We continue to find top talent that want the flexibility of this work strategy, and it serves as a cornerstone of our culture focused on trust and productivity.
Employee engagement is a focus at Blackbaud, and we continually work to understand what matters and to make our workplace better to attract, develop, and retain talent. Every manager at Blackbaud is required to take a multi-course

2024 Form 10-K	13

Blackbaud, Inc.
"Engagement Labs" training designed to equip them with the practical skills to ensure their teams are highly engaged. We assess and measure progress on engagement and growth opportunities at the individual level through quarterly check-ins focused on impact and learnings, as well as through a global career framework that guides employee progression on both management and individual contributor career paths. We also assess engagement on the team and company level through regular employee surveys as well as "Ask Anything" sessions with senior leaders and dedicated Q&A sessions during our global, company-wide Connect and Engage meetings. We enable employees to have opportunities for career development through on-demand and company-led trainings via our Learning Management System platform, DevelopU.
Our compensation framework is designed so that employees are compensated equitably and competitively, through base salary, variable pay, equity award opportunities and comprehensive benefit offerings. We also seek to support the whole person, through increased benefits and focus on overall well-being. Our employee population has embraced a digital first mindset, and we continue to enhance our offerings and education to drive employees to make consumer driven decisions to be proactive in their healthcare journey.
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
We offer an array of philanthropy programs aimed at engaging our employees in fueling social impact, including matching gifts, competitive grants that honor noteworthy examples of volunteerism, employee-led grant committees, skills-based volunteerism initiatives, as well as science, technology, engineering and mathematics (STEM) focused community programs.
Our commitment to inclusion and sustainability supports our efforts to attract, develop and retain a high-performing employee base. In 2023, we brought together the Talent Acquisition team with Inclusion and Corporate Social Responsibility teams under one leader within People and Culture. The company believes that it is essential to foster inclusion from the moment a candidate considers Blackbaud. This alignment continues our focus to amplify and accelerate the significant initiatives already in place at Blackbaud, including: a focus on allyship, mentoring and affinity groups. We have 11 employee-led affinity groups, including, but not limited to those that represent veterans, LGBTQ+, women in technology, women in sales, people of color, sustainability and/or those with a disability.
Blackbaud takes proactive measures to protect the environment, both in our internal sustainable business practices and our external engagements. As we did in 2021, 2022 and 2023, in 2024 we plan to achieve carbon neutrality across our business operations. We are committed to our continued efforts to reduce our emissions footprint and provide transparent annual social responsibility and sustainability reporting. Blackbaud was recognized by USA Today as one of America’s Climate Leaders in 2024.
Blackbaud was recognized by Newsweek as one of America's Most Responsible Companies 2024, Built In's Best Places to Work 2024, Time’s list of America’s Best Mid-size Companies 2024 and was distinguished as an OutLeadership Certified Supporter and 2024 Disability Employer by Disability Solutions. Our People and Culture Team was recognized by Phenom highlighting our talent experience with the 2024 award for Best Use of Talent Acquisition.
Additional information related to our human capital strategy can be found in our 2023 Fueling Impact Report which is available on the Corporate Social Responsibility section of our website. Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

14	2024 Form 10-K

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

Information About Our Executive Officers
The following table sets forth information concerning our executive officers as of February 15, 2025:

Name	Age	Title
Michael P. Gianoni	64	Chief Executive Officer, President and Vice Chairman of the Board
Anthony W. Boor	62	Executive Vice President and Chief Financial Officer
David J. Benjamin	53	Executive Vice President and Chief Commercial Officer
Kevin P. Gregoire	57	Executive Vice President and Chief Operating Officer
Kevin R. McDearis	57	Executive Vice President and Chief Technology Officer
Jon W. Olson	61	Senior Vice President and General Counsel
Michael P. Gianoni joined us as Chief Executive Officer and President in January 2014 and was appointed Vice Chairman of the Board in January 2024. Prior to joining us, he served as Executive Vice President and Group President, Financial Institutions at Fiserv, Inc., a global technology provider serving the financial services industry, from January 2010 to December 2013. He joined Fiserv as President of its Investment Services division in December 2007. Mr. Gianoni was Executive Vice President and General Manager of CheckFree Investment Services, which provided investment management solutions to financial services organizations, from June 2006 until December 2007 when CheckFree was acquired by Fiserv. From May 1994 to November 2005, he served as Senior Vice President of DST Systems Inc., a global provider of technology-based service solutions. Mr. Gianoni is a member of the Board of Directors of Teradata Corporation, a publicly traded global big data analytics company, and has been Chairman of the Board since February 2020. Mr. Gianoni has served on several nonprofit boards across several segments, including relief organizations, hospitals and higher education and he currently is a member of the President's Advisory Group at the Medical University of South Carolina. He holds an AS in electrical engineering from Waterbury State Technical College, a BS with a business concentration from Charter Oak State College, and an MBA and an honorary Doctorate from the University of New Haven.
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
David J. Benjamin has served as our Executive Vice President and Chief Commercial Officer since July 2022. He joined us as Executive Vice President and President, International Markets Group in April 2018. Prior to joining us, Mr. Benjamin was Senior Vice President and General Manager at Box, a cloud content management platform for businesses, from October 2016 to March 2018. Prior to that, he was Vice President of Global Services at British Telecom, a multinational telecommunications holding company, from October 2007 to September 2016. Prior to that, he was at Guardian Media Group, a mass media company owning various media operations company, where he served as Divisional Chief Operating Officer, among other leadership roles, from June 1995 to September 2007. He holds a BA in European Business from London Metropolitan University and an MBA from The Manchester Metropolitan University.

2024 Form 10-K	15

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

16	2024 Form 10-K

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
In addition, the introduction of solutions encompassing new technologies, such as AI, can render existing solutions obsolete and unmarketable. As a result, our future success will depend, in part, upon our ability to continue to enhance existing solutions and develop and introduce in a timely manner or acquire new solutions that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. If we are unable to develop or acquire on a timely and cost-effective basis new software solutions or enhancements to existing solutions or if such new solutions or enhancements do not achieve market acceptance, we may be unable to compete successfully and our business, results of operations and financial condition may be materially adversely affected.
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
Further, we use equity incentive programs and equity awards in lieu of cash as part of our overall employee compensation agreements to both attract and retain personnel. A decline in our stock price could negatively impact the effectiveness of these equity incentive and related compensation programs as retention and recruiting tools. We may need to create new or additional equity incentive programs and/or compensation packages to remain competitive, which could be dilutive to our existing stockholders and/or adversely affect our results of operations.
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

2024 Form 10-K	17

Blackbaud, Inc.
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
Changes in the US federal or state governmental grant, award or other funding programs could negatively impact the operations of our nonprofit customers, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Many of our customers depend in significant part on the US federal and state governments for grants, awards and other funding to maintain their operations. Changes in, or uncertainty regarding, the availability, amount or conditions and restrictions related to such funding could negatively impact our customers’ willingness or ability to purchase our various software solutions due to resulting budgetary or investment capital concerns. Our customers and we must identify, assess and respond to new developments and trends in the legislative, regulatory and political environment while federal and state governments and agencies consider and implement potential funding changes that could materially impact various aspects of the nonprofits’ operations and financial health. We cannot predict the specific terms of any such proposals or changes, whether or when they will be implemented, or their effect on our operations. Certain proposals or changes could, if implemented, have an adverse, material impact on our business, results of operations, financial condition or liquidity.
We are incorporating generative AI technology into certain of our solutions and services. This technology is new and developing, and while we aim to adopt known best practices, it may result in operational, financial and reputational harm and other adverse consequences to our business.
We are implementing AI features in certain of our solutions and services. The technologies underpinning these features are in the early stages of commercial use and exist in an emerging regulatory environment, which presents regulatory, litigation, ethical, reputational, operational and financial risks. Many U.S. and international governmental bodies and regulators have adopted, or are in the process of developing, new regulations related to the use of AI and machine learning technologies. These have imposed, and may in the future further impose, obligations related to our development, offering and use of AI technologies and expose us to increased risk of regulatory enforcement and litigation. Many of our generative AI features include the processing of personal data and are, and may be further, subject to laws, policies, legal obligations and codes of conduct related to privacy and data protection. There is uncertainty about the extent to which privacy and data protection laws apply to AI technologies, and any delay in addressing privacy or data protection concerns relating to our AI features may result in liability or regulatory investigations and fines, as well as harm to our sales and reputation. In addition, issues relating to intellectual property rights in AI-generated content have not been fully addressed by the courts, laws or regulations. Accordingly, the implementation of generative AI technologies into our products and services may result in exposure to claims related to copyright infringement or other intellectual property misappropriation.
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

18	2024 Form 10-K

Blackbaud, Inc.
Although we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise.
If we do not successfully address the risks inherent in the expansion of our international operations, our business could suffer.
We currently have non-U.S. operations primarily in the U.K., Canada, Australia, Costa Rica and India, and we intend to expand further into international markets. Expansion of our international operations has required, and will continue to require, a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets. For example, we are currently expanding our operations in India, which we expect will give us greater access to talent, and increase the number of our employees, including management, in India. We have rented office space in India to accommodate those new operations, although we do not currently expect to generate revenue in India in the foreseeable future. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the United States. In some cases, our costs of sales might increase if our customers require us to sell through local distributors. If we are unable to grow our international operations in a cost-effective and timely manner, our business and operating results could be harmed.
Increases in our international revenues denominated in foreign currencies subject us to fluctuations in foreign currency exchange rates. The expansion of our international operations has increased, and is expected to continue to increase, our exposures to gains and losses on foreign currency transactions. (See Foreign Currency Exchange Rates on page 59 for more information regarding the impact of foreign currency exchange rates on our operations.)
Doing business internationally involves additional risks that could harm our operating results. Along with risks similar to those faced by our U.S. operations, our international operations are also subject to risks related to differing legal, political, social and regulatory requirements and economic conditions, including:
•the imposition of additional withholding taxes or other tax on our foreign income, tariffs or restrictions on foreign trade or investment, including currency exchange and capital expropriation controls;
•greater risk of a failure of our employees and partners to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010, and any trade regulations ensuring fair trade practices;
•greater risk of failure to comply with foreign country employment or other human resources laws and regulations;
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
As part of our business strategy, we, from time to time, seek to grow our business through acquisitions of new or complementary businesses, technologies or products that we believe can improve our ability to compete in our existing customer markets or allow us to enter new markets. The potential risks associated with acquisitions and investment transactions include, but are not limited to:
•failure to realize anticipated returns on investment, cost savings and synergies;
•difficulty in assimilating the operations, policies and personnel of the acquired company;
•unanticipated costs associated with acquisitions;

2024 Form 10-K	19

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
For example, following our acquisition of EVERFI, Inc ("EVERFI") in December 2021, we experienced the loss of certain employees and were unable to realize the anticipated returns on our investment prior to our disposition of the business in December 2024.
Acquisitions may also result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the expenditure of available cash, and amortization expenses or write-downs related to intangible assets such as goodwill, any of which could have a material adverse effect on our operating results or financial condition. For example, in December 2024, we recorded a material noncash impairment charge related to EVERFI (See Note 3 to our consolidated financial statements in this report for more information).
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

20	2024 Form 10-K

Blackbaud, Inc.

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
As previously disclosed, on July 16, 2020, we contacted certain customers to inform them about the Security Incident.
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

2024 Form 10-K	21

Blackbaud, Inc.
none of which resulted in claims submitted to us and are considered by us to have been abandoned by the customers. We have also received notices of proposed claims on behalf of a number of U.K. data subjects, which have been fully resolved and closed or are inactive and are considered by us to have been abandoned by the data subjects. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us, and certain insurance companies have filed subrogation claims in court, of which two cases remain active and unresolved. We also were a defendant in putative consumer class action cases in Canadian courts alleging harm from the Security Incident which have now been resolved. In addition, presently, we are a defendant in putative consumer class action cases in U.S. federal courts (most of which have been consolidated under multi district litigation to a single federal court) alleging harm from the Security Incident. The plaintiffs in these cases, who generally purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. On May 14, 2024, the Court issued a memorandum opinion and order (1) denying the multi district litigation plaintiffs' motion for class certification, (2) granting our motion to exclude the multi district litigation plaintiffs' expert, (3) denying the multi district litigation plaintiffs' motion to exclude our expert and (4) denying all other pending motions. On July 30, 2024, the Fourth Circuit Court of Appeals denied the plaintiffs' petition for permission to appeal the Court's ruling. This litigation remains ongoing.
In addition,
•On March 9, 2023, the Company reached a settlement with the SEC that fully resolved the previously disclosed SEC investigation of the Security Incident;
•On October 5, 2023, the Company entered into separate, substantially similar Administrative Orders with each of 49 state Attorneys General and the District of Columbia that fully resolved the previously disclosed multi-state Civil Investigative Demand and the separate Civil Investigative Demand from the Office of the Indiana Attorney General relating to the Security Incident;
•On May 20, 2024, the U.S. Federal Trade Commission (the "FTC") finalized an Order (the “FTC Order”) evidencing its settlement with us in connection with the Security Incident;
•On June 13, 2024, we agreed to a Final Judgment and Permanent Injunction with the Attorney General of the State of California (the "California Judgment") relating to the Security Incident; and
•We previously received notices of governmental actions or investigations by the U.S. Department of Health and Human Services, the Office of the Australian Information Commissioner and the Office of the Privacy Commissioner of Canada, each of which we now believe are now longer active actions or investigations.
See Note 11 to our consolidated financial statements included in this report for a more detailed description of the Security Incident and related matters.
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
We may be named as a party in additional lawsuits, other claims may be asserted by or on behalf of our customers or their constituents, and we may be subject to additional governmental inquiries, requests or investigations. Responding to and resolving these current and any future lawsuits, claims and/or investigations could result in material remedial and other expenses that will not be covered by insurance. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued. Certain governmental authorities have imposed, and others may in the future impose, undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which have materially increased our data security costs or otherwise required us to alter how we operate our business, and could further do so in the future. Although we intend to defend ourselves vigorously against the claims asserted against us, we cannot predict the potential outcomes, cost and expenses associated with current and any future claims, lawsuits, inquiries and investigations.

22	2024 Form 10-K

Blackbaud, Inc.
In addition, any legislative or regulatory changes adopted in reaction to the Security Incident or other companies’ data breaches could require us to make modifications to the operation of our business that could have an adverse effect and/or increase or accelerate our compliance costs.
Significant management time and Company resources have been, and are expected to continue to be, devoted to the Security Incident. For example, for full year 2024, we incurred net pre-tax expenses of $13.7 million related to the Security Incident, which included $7.0 million for ongoing legal fees and $6.8 million for settlements and recorded liabilities for loss contingencies. During 2024, we had net cash outlays of $15.9 million related to the Security Incident, which included ongoing legal fees, and the $6.8 million paid during the third quarter of 2024 related to our settlement with the Attorney General of the State of California (as discussed in Note 11). Although we carry insurance against certain losses related to the Security Incident, we exceeded the limit of that insurance coverage in the first quarter of 2022. As a result, we will be responsible for all expenses or other losses (including penalties, fines or other judgments) or all types of claims that may arise in connection with the Security Incident, which could materially and adversely affect our liquidity and results of operations. (See Note 11 to our consolidated financial statements included in this report.) If any such fines or penalties were great enough that we could not pay them through funds generated from operating activities and/or cause a default under the 2024 Credit Facilities, we may be forced to renegotiate or obtain a waiver under the 2024 Credit Facilities and/or seek additional debt or equity financing. Such renegotiation or financing may not be available on acceptable terms, or at all. In these circumstances, if we were unable to obtain sufficient financing, we may not be able to meet our obligations as they come due.
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
The long-term effects of climate change on the global economy and our industry may impact our business operations and those of our suppliers, customers and partners. Climate change increases the severity and frequency of extreme weather events such as hurricanes, wildfires, floods, heat waves or power shortages, all of which could lead to business disruptions. The locations of our principal executive offices and our data centers are vulnerable to the effects of climate events and other natural disasters, including hurricanes, heat waves and earthquakes, which we have experienced in the past. In addition, the effects of climate change are harder to mitigate for our remote-first workforce, which exposes the Company to business disruption. Even though we carry business interruption insurance policies and typically have provisions in our commercial contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.
New regulations and standards relating to public disclosure, including proposed new rules related to climate change, could adversely impose significant costs on us to comply with such regulations.
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

2024 Form 10-K	23

Blackbaud, Inc.
introduced or when new versions or enhancements are released. We have from time to time found defects in our web-based services and new errors might again be detected in the future. In addition, our customers might use our Internet-based offerings in unanticipated ways that cause a disruption in service for other customers attempting to access their data.
For example, on July 19, 2024, CrowdStrike Holdings, Inc. (“CrowdStrike”), which provides cybersecurity services to millions of Microsoft Windows systems worldwide, including to certain Windows systems operated by Blackbaud, implemented a software update to its Falcon sensor software that was flawed and caused Falcon to crash, thereby causing widespread crashes of Windows systems into which it was integrated, including certain Windows systems used by us and certain of our customers (the “CrowdStrike Event”). As a result, some of our customers were unable to access certain of our services and solutions, including our payments processing solutions. We evaluated the actual impact of the CrowdStrike Event on Blackbaud, both directly and indirectly due to the impact on our customers, and deemed it to be immaterial.
Because our customers use these services for important aspects of their businesses, any defects, delays or disruptions in service or other performance problems with our services, such as the CrowdStrike Event, could hurt our reputation and damage our customers' businesses. If that occurs, customers could elect to cancel their service, delay or withhold payment to us, not purchase from us in the future or make claims against us, which could result in an increase in our provision for credit losses, an increase in collection cycles for accounts receivable or the expense and risk of litigation. Any of these could harm our business and reputation.
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

24	2024 Form 10-K

Blackbaud, Inc.
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
We significantly increased our leverage in connection with stock repurchases, and may increase our leverage in the future in connection with acquisitions, Security Incident costs or other business purposes, which could adversely impact our business and financial performance.
We incurred a substantial amount of indebtedness to fund the ASR Transaction (as defined on page 105) and other stock repurchases. As a result of this indebtedness and other borrowings, our interest payment obligations have increased. In addition, we have been named as a party in various lawsuits in connection with the Security Incident, claims have been asserted by or on behalf of our customers or their constituents, and we are subject to various governmental inquiries, requests or investigations. Responding to and resolving these current and any future lawsuits, claims and/or investigations has resulted, and may continue to result, in material remedial and other expenses. Although we have defended, and intend to continue to defend, ourselves vigorously against the claims asserted against us, we cannot predict the potential outcomes, cost and expenses associated with current and any future claims, lawsuits, inquiries and investigations, which could require that we incur additional indebtedness to fund. (See Note 11 to our consolidated financial statements in this report for additional information regarding the Security Incident.)
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

2024 Form 10-K	25

Blackbaud, Inc.
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
Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets, such as the EVERFI impairment charges, could negatively affect our operating results.
As of December 31, 2024, we had $1.1 billion and $132.9 million of goodwill and intangible assets, respectively. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of an asset is determined to be impaired, then it is written down to fair value by a noncash charge to operating earnings. Changes in circumstances that could indicate that the carrying value of goodwill or intangible assets may not be recoverable include declines in our stock price, market capitalization, cash flows and slower growth rates in our industry. We cannot accurately predict the likelihood or potential amount and timing of any impairment of goodwill or other intangible assets. An impairment of a significant portion of goodwill or intangible assets, such as the EVERFI impairment charges discussed in Note 4 to our consolidated financial statements in this report, could materially and negatively affect our results of operations and financial condition.
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
We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the trading price of our stock and will diminish our cash reserves and increase our debt.
Although our board of directors has authorized a stock repurchase program that does not have an expiration date, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. We have, from time to time, repurchased stock under this program and re-initiated repurchases under the program in the fourth quarter of 2023 after a two-year hiatus. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, implementation of some or all of this program diminishes our cash reserves and/or increases our debt, which may impact our ability to finance future growth, to pursue possible future strategic opportunities and acquisitions and fund liabilities and expenses related to the Security Incident. (See Note 14 to our consolidated financial statements in this report for additional information related to our stock repurchase program, including authorization amount, shares purchased, amounts paid and shares remaining available for purchase.)

26	2024 Form 10-K

Blackbaud, Inc.
We have recorded significant deferred tax assets, and we might never realize their full value, which would result in a charge against our earnings.
As of December 31, 2024, we had deferred tax assets of $162.3 million. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed at least annually for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized beyond our existing valuation allowance. This could be caused by, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions sold by our business and a variety of other factors. If a deferred tax asset net of our valuation allowance was determined to be not realizable in a future period, the charge to earnings would be recognized as an expense in our results of operations in the period the determination is made. Additionally, if we are unable to utilize our deferred tax assets, our cash flow available to fund operations could be adversely affected.
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
The effectiveness of our software solutions relies on our customers' storage and use of data concerning their customers, including financial, personally identifying or other sensitive data. Our customers' collection and use of this data for donor profiling, data analytics or communications outreach might raise privacy and data protection concerns and negatively impact the demand for our solutions and services. For example, our custom modeling and analytical services rely heavily on processing and using data we gather from customers and various sources. Privacy and data protection laws could add restrictions or regulatory burdens, which could limit our ability to market and profit from those services.
Governments in some jurisdictions have enacted or are considering enacting consumer data privacy or data protection legislation, including laws and regulations applying to the solicitation, collection, transfer, processing and use of personal data. This legislation could reduce the demand for our software solutions if we fail to design or enhance our solutions to enable our customers to comply with the privacy and data protection measures required by the legislation. Moreover, we may be exposed to liability under existing or new consumer privacy or data protection legislation. For example, when providing our solutions to certain customers in the healthcare industry, we must comply with applicable provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and might be subject to similar provisions of other legislation, including, without limitation, the Gramm-Leach-Bliley Act and related regulations, and the California Consumer Privacy Act of 2018, and may apply to some of our customers and areas of business. Even technical violations of these laws may result in penalties that are assessed for each non-compliant transaction.
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

2024 Form 10-K	27

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

28	2024 Form 10-K

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
Certain provisions in our organizational documents, compensation arrangements with our officers and Delaware law (as summarized below) may have the effect of delaying, deferring, discouraging or preventing an acquisition or change in control of the Company or a change in our management. This includes tender offers for our common stock, proxy contests or other takeover attempts. These anti-takeover effects may discourage transactions that might result in the payment of a premium over the market price for shares of our common stock. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.
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
The Board of Directors has the authority to issue up to an aggregate of 20,000,000 shares of preferred stock in one or more classes or series and to determine, with respect to any such class or series, the designations, powers, preferences and rights of such class or series, and the qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices, liquidation preferences, and the number of shares constituting any class or series or the designation of such class or series, without further vote or action by the stockholders. This preferred stock could have terms that may discourage a potential acquirer from making, without first negotiating with the Board of Directors, an acquisition attempt through which such acquirer may be able to change the composition of the Board of Directors, including a tender offer or other takeover attempt. See below for a discussion of our previously issued and subsequently cancelled Series A Preferred Stock.
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

2024 Form 10-K	29

Blackbaud, Inc.
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
We may also be subject to additional tax liabilities and penalties due to changes in non-income-based taxes resulting from changes in federal, state, local or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, or changes to our business operations, including as a result of acquisitions. For example, the U.S. Inflation Reduction Act of 2022 created an excise tax of 1% on the value of any stock repurchased by us after December 31, 2022. During 2024, we have been subject to this excise tax, but the amount will vary depending on various factors, including the amount and frequency of any stock repurchases and any permitted reductions or exceptions to the amount subject to the tax. Any resulting increase in our tax obligation or cash taxes paid could adversely affect our financial position and cash flows.

30	2024 Form 10-K

Blackbaud, Inc.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

Risk Management and Strategy
Overview of Processes for Assessing, Identifying and Managing Material Cyber Risks
Because technology, data and information security is a top priority at Blackbaud, we maintain and continuously assess and strengthen our cybersecurity program. Comprehensive cybersecurity risk management, including identification, analysis and response to risks affecting our business and its customers, provides the foundation for our program. Our cybersecurity program has been and will continue to be further enhanced by our compliance with the settlement of governmental investigations relating to the Security Incident. See Note 11 to the consolidated audited financial statements contained in this report for additional information regarding the Security Incident.
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
We believe that information and technology security is a shared responsibility and, therefore, incorporate data and privacy protection education into the customer experience through ongoing resources such as best practices content, one-on-one consultations with customer success managers and bbcon® sessions. We also participate in global communities and conference platforms to share information and present on best practices to improve the industry’s security awareness posture. In addition, Blackbaud employees are all engaged in on-going security and privacy awareness training campaigns to ensure they are empowered to protect both Blackbaud’s and our customers’ data.

2024 Form 10-K	31

Blackbaud, Inc.
Integration into Overall Risk Management System or Processes
Consistent with our prioritization of information and technology protection, cybersecurity risk management has been and remains a key aspect of our overall business strategy, financial planning and capital allocation and a point of ongoing emphasis at all levels of our Company. Our enterprise risk management ("ERM") framework integrates our information technology and data management systems and related policies and practices into the larger framework to help guide and prioritize our cybersecurity and information technology-related investments, activities and risk management strategy. At least annually, we review cybersecurity risk as part of our ERM processes and integrate those findings into our overall strategy. Additionally, our cybersecurity program is further integrated with our overall risk management program through our Chief Information Security Officer's ("CISO") participation in such governance structures as our Risk Steering Committee and our Disclosure Committee, both of which are described in detail below.
Engagement of Third Parties
We regularly engage outside consultants and experts to assist us regarding our cybersecurity program. Engagements include an annual NIST Cybersecurity Framework assessment to ensure a reasonable cybersecurity program and retained leading external cybersecurity Incident Response (IR) experts.
Risks from Third-Party Service Providers and Others
Blackbaud also maintains a defined program and dedicated team that provides security oversight of its third-party service providers. This program assesses and manages risk at the onboarding phase of engagement with third-party vendors and partners as well as oversight throughout the lifecycle of the vendor relationship.
Risks from Cybersecurity Threats; Actual and Potential Material Impact
In addition, we continuously learn from and leverage experience gained from previous cybersecurity incidents that we, like many other companies, have experienced. As previously disclosed, we have been and remain subject to risks and uncertainties as a result of a ransomware attack against us in May 2020 in which a cybercriminal removed a copy of a subset of data from our self-hosted environment. As a result of the Security Incident, we are currently subject to certain legal proceedings and claims and could be the subject of additional legal proceedings, claims, inquiries and investigations in the future that might result in adverse judgments, settlements, fines, penalties or other resolution. See Note 11 to the consolidated audited financial statements contained in this report for additional information regarding the Security Incident and its past and potential impact on the Company.
Notwithstanding our strong commitment to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Item 1A. "Risk Factors" for a discussion of our cybersecurity risks.

Governance
Management's Assessment and Management of Cybersecurity Threats
Our multi-level cybersecurity governance and risk management structure begins with our Operational Risk Compliance and Security (“ORCAS”) Committee consisting of cross-functional management representatives throughout our Company. The ORCAS Committee receives detailed cybersecurity information from key security personnel and reports at least quarterly up through our Risk Steering Committee, which is made up of executives and senior management from various Blackbaud departments: Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Technology Officer, General Counsel, Chief Privacy Officer and CISO, who has extensive information technology and program management experience. Our CISO has served in various roles of increasing responsibility in information technology and information security for more than 25 years, including serving in various cybersecurity leadership roles within public and private companies. He holds two undergraduate degrees—one in business administration and the other in computer information systems, a graduate degree in information systems and maintains two cybersecurity industry recognized certifications: Certified Information Systems Security Professional (CISSP) and Certified Cloud Security Professional (CCSP), both from the International Information System Security Certification Consortium. Cybersecurity leaders reporting to our CISO also have significant information technology and information security experience and industry recognized certifications.

32	2024 Form 10-K

Blackbaud, Inc.
Additionally, our cybersecurity Incident Response plan timely informs our Cybersecurity Incident Subcommittee on active cybersecurity incidents that are potentially material. The Cybersecurity Subcommittee determines cybersecurity materiality and is made up of our General Counsel, CISO, Chief Accounting Officer and Director of SEC Reporting. Our Cybersecurity Incident Subcommittee is part of our Disclosure Committee, which is appointed by Chief Executive Officer and Chief Financial Officer to assist our executives in their responsibility for oversight of the accuracy and timeliness of the disclosures made by Blackbaud.
Board Oversight
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
ITEM 2. PROPERTIES
We own our LEED Gold certified global headquarters facility in Charleston, South Carolina, which consists of approximately 172,000 square feet. We believe that it is in good operating condition and adequately serves our current business operations. As a remote-first workforce company, we have leased a significant portion of the office space in our global headquarters facility. In October 2024, we signed a membership agreement for office space in Hyderabad, India to support our business operations in India. In February 2025, we were released from our lease for office space in Washington, DC (which was acquired as part of our acquisition of EVERFI in December 2021). For additional information, see Note 18 to our consolidated financial statements in this report.
ITEM 3. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, see Note 11 to our consolidated financial statements in this report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

2024 Form 10-K	33

Blackbaud, Inc.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “BLKB.” According to the records of our transfer agent, as of February 18, 2025, there were approximately 101 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock. On February 18, 2025, the closing price of our common stock was $70.96.

Stock Performance Graph
The following performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing. The performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Computer Index. The graph covers the most recent five-year period ended December 31, 2024. The graph assumes that the value of the investment in our common stock and each index was $100.00 at December 31, 2019, and that all dividends are reinvested.

December 31,	2019	2020	2021	2022	2023	2024
Blackbaud, Inc.	$100.00	$72.44	$99.39	$74.07	$109.11	$93.03
Nasdaq Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
Nasdaq Computer Index	100.00	157.33	199.80	129.82	212.86	284.38

34	2024 Form 10-K

Blackbaud, Inc.

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended December 31, 2024 under our stock repurchase program as then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
Beginning balance, October 1, 2024					$737,188
October 1, 2024 through October 31, 2024	710,974	$25.74	(3)	710,974	718,886
November 1, 2024 through November 30, 2024	899,327	83.55		889,480	644,562
December 1, 2024 through December 31, 2024	762	78.13		—	644,562
Total	1,611,063	$58.04		1,600,454	$644,562
(1)Includes 10,609 shares (9,847 in November and 762 in December) withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In July 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by raising the total capacity under the program from $500.0 million to $800.0 million available for repurchases. The program does not have an expiration date.
(3)Includes the settlement of the ASR in October 2024 in which no cash was exchanged (see discussion on page 56).

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
ITEM 6. [RESERVED]

2024 Form 10-K	35

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
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud and hosted environments; and (ii) providing payment and transaction services.
Update on Five Key Operational Initiatives
In early 2023, we outlined five key operational initiatives targeted to drive innovation, bookings growth, revenue expansion and lower costs. During 2024, we continued to execute on these key initiatives.

1	Product Innovation and Delivery

2	Bookings Growth and Acceleration

3	Transactional Revenue Optimization and Expansion

4	Modernized Approach to Pricing and Multi-Year Customer Contracts

5	Keen Attention to Cost Management
1.Product Innovation and Delivery
To maintain our market leadership position, we are accelerating the pace of innovation and new feature delivery to our customers. Our focus has been on two areas, artificial intelligence (AI) and enhancements that continue to improve the connectivity of our suite of solutions. These enhancements are aimed at improving fundraising outcomes while reducing the administrative burden of our end users. Some examples include:
•We have released a number of AI capabilities in our solutions, including generative AI functionality for our JustGiving platform. During 2024, we released generative AI capabilities for Raiser’s Edge NXT®, and we expect that Blackbaud Copilot will be available to our Raiser's Edge NXT customers soon. Using Blackbaud Copilot, users can ask ad hoc questions such as “How can I improve my average donation size?” and the tool will provide intelligent responses as well as recommended actions intended to drive that outcome.
•During 2024, our Online Giving and Prospect Insights capabilities were natively integrated into Raiser's Edge NXT. With these integrations, fundraising administrators can now drive a giving campaign, keep records of each donor interaction, identify new donation opportunities, and provide personalized messaging, all in one integrated experience.
•During 2024, we released our new optimized donation forms for Raiser's Edge NXT, Blackbaud CRM and Blackbaud Altru that fully integrate with our payment processing and CRM software. We expect these forms to drive higher revenue for our customers and for Blackbaud.

36	2024 Form 10-K

Blackbaud, Inc.
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
3.Transactional Revenue Optimization and Expansion
Transactional revenue, which is about one-third of total revenue, is comprised of four primary components: donation processing (~55% of total transactional revenue); consumer giving (~20%); tuition management (~20%); and event-based usage (~5%). The diversity of the underlying transaction volumes from these four sources has resulted in consistent transactional recurring revenue growth in the mid-to-high single digits over the past several years. We continue to see strong momentum in consumer giving and tuition management, we have implemented rate increases across select areas of our payments portfolio, and we continue to implement additional payments solutions optimization to drive enhanced donor experience.
4.Modernized Approach to Pricing and Multi-Year Contracts
In the summer of 2022, we put in place an updated pricing policy primarily for our social sector customers that directly reflects the value we provide to them, is in-line with the broader market and reflects the inflationary pressures that all businesses are facing. This program is designed to deliver sustained revenue growth beyond the initial three-year renewal cycle and will provide us with improved revenue visibility. As previously disclosed, this new approach has three main components: offering 3-year contract renewal terms as our standard, which the vast majority of customers are adopting; embedded annual price increases within the 3-year renewal term, which we have not had previously and are beginning to take effect; and a larger first year price increase to bring our pricing in-line with the broader market.
The first two components, as well as a portion of the third, will continue on beyond the initial renewal cycle, creating what we believe will be a sustainable source of revenue growth.
We have now completed the 2023 and 2024 renewal cohorts, which represented approximately 65% of the total contractual revenue eligible for this program. Approximately another 25% of the renewable base is up for renewal in 2025, and the remaining 10% in the beginning of 2026. The close day-to-day management of renewals, the mix of 3-year and 1-year contracts, and the impact of pricing are progressing well. Additionally, the adoption of 3-year renewals as a standard, with more customers opting for this option than we originally expected, are expected to have an added benefit of higher retention which provides greater revenue assurance and predictability.
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
•Renegotiated key vendor contracts including Microsoft Azure and AWS
•Reduced our real estate footprint as part of the shift to a remote-first workforce
During 2024, we continued to run the business at about the same headcount level, while continuing to drive efficiencies in other areas of the business. After the divestiture of EVERFI on December 31, 2024, we had approximately 2,600 employees.

2024 Form 10-K	37

Blackbaud, Inc.
As a remote-first workforce company, we can be strategic about selecting the appropriate geographic region for various functions in order to reduce costs without negatively impacting the quality of our products and services. For example, we are currently expanding our operations in India, which we expect will give us greater access to talent, and increase the number of our employees, including management, in India. We have rented office space in India to accommodate those new operations, although we do not currently expect to generate revenue in India in the foreseeable future.
There are two remaining legacy data centers that we are currently working towards closing in the future.
Financial Summary

Total Revenue ($M)	Income (loss) from Operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue increased by $50.1 million during 2024, driven largely by the following:

+	Growth in recurring revenue primarily driven by:
●
an increase in contractual revenue of $36.7 million largely due to the impact of our 3-year contract renewal initiative and pricing within the Social Sector as well as the performance of our cloud solutions, partially offset by decrease in revenue from EVERFI and maintenance revenue; and

●
an increase in transactional recurring revenue of $20.9 million primarily due to positive results related to pricing initiatives we have implemented in the past twelve months and increases in volume for our Blackbaud Tuition Management and JustGiving solutions; also contributing to the increase in transactional recurring revenue during the year ended December 31, 2024 was an increase related to fluctuations in foreign currency exchange rates of $2.2 million.

-	Decrease in one-time services and other revenue primarily related to:
●
decrease in one-time consulting revenue of $7.5 million primarily due to a decrease of $7.4 million resulting from our sale of EVERFI Limited as discussed in Note 3 to our consolidated financial statements in this report

For information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 59.
We have a number of multi-year pricing initiatives underway, some to bring our pricing in line with the market while others are model changes that are expected to drive greater revenue for both us and our customers.
Our Social Sector revenue (which represents approximately 88% of our total full year revenue) increased $67.4 million, or 7.1%, during 2024, when compared to the same period in 2023, driven primarily by the increases in contractual recurring revenue and transactional recurring revenue discussed above. The Social Sector has proven to be very resilient as demonstrated through the last several economic downturns and the COVID-19 pandemic, and we have great confidence in the long-term trajectory of this portion of our business.
Our Corporate Sector revenue (which represents approximately 12% of our total full year revenue) decreased $17.3 million, or 11.5%, during 2024, when compared to the same period in 2023, driven primarily by the underperformance of EVERFI and our disposition of EVERFI Limited in March 2024 (see Note 3 to our consolidated financial statements in this report for more information).

38	2024 Form 10-K

Blackbaud, Inc.
As previously disclosed, our EVERFI business faced a number of external challenges and even with the decisive actions we took during 2024, including changes to our Corporate Sector leadership and the disposition of a non-recurring revenue component (EVERFI Limited discussed above), EVERFI continued to be a drag on our overall performance, and we expected that to continue. As a result, we took further actions to right-size EVERFI's business to better align costs to its lower revenues, and we hired a strategic advisor to assist us in considering a range of alternatives for EVERFI, one of which included a potential divestiture of the business. This work resulted in the sale of EVERFI in December 2024 in exchange for nominal cash consideration (see page 40 below and Note 3 to our consolidated financial statements in this report for more information).
Income from operations decreased by $315.2 million during 2024, driven largely by the following:

-	Pre-tax loss on disposition EVERFI of $405.4 million, including noncash impairment charges of $390.2 million. See "EVERFI disposition charges" below on page 41.
+	Increase in total revenue, as described above
-	Increase in third-party contractor costs of $7.6 million largely related to enhancements to our cybersecurity program
-	Increase in compensation costs other than stock-based compensation of $7.6 million primarily due to an increase in resources dedicated to our cybersecurity program
-
Increase in hosting and data center costs of $5.0 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of cybersecurity investments to continue for the foreseeable future

-	Increase in amortization of intangible assets from business combinations of $4.9 million due to our acquisition of EVERFI
-
Increase in marketing costs of $4.6 million primarily due to increased digital marketing spend related to JustGiving and, to a lesser extent, increased marketing related to EVERFI while we explored strategic options for the business

-	Increase in transaction-based costs of $4.2 million related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates
-	Increase in amortization of capitalized software and content development costs of $2.5 million due to our continued investments in the innovation and security of our solutions
-	Increase in corporate costs of $2.5 million primarily related to an increase in bad debt expense. The increase in bad debt expense was driven by an increase in write-offs.
+	Decrease in Security Incident-related expenses of $39.7 million largely related to decreases in loss contingency accruals. See "Security Incident update" below on page 40.
+	Decrease in stock-based compensation expense of $22.8 million primarily due overall Company performance against 2024 goals and a decrease in the grant date fair value of equity award grants
+
Decrease in commission expense of $11.7 million primarily due to a prospective increase in the period of benefit over which we amortized costs of obtaining contracts with customers from 5 to 6 years beginning in the year ending December 31, 2024. Also contributing to the decrease in commissions expense was a decrease in commissionable bookings primarily due to EVERFI and fewer sales headcount.

+	Decrease in employee severance of $5.1 million related to our prior period targeted workforce reductions
+
Decrease in acquisition and disposition-related costs of $1.4 million primarily related to less noncash impairment charges against certain operating lease right-of-use assets and property and equipment assets resulting from the subleases of our Washington, DC office location, partially offset by costs associated with the disposition of EVERFI Limited; see Note 6 and Note 3 to our consolidated financial statements in this report for more information.

We are continuing to make investments in the business in areas such as innovation, AI, cybersecurity and our continued shift of cloud infrastructure to leading public cloud service providers. Our profitability during 2024 reflects some of these incremental investments.
We continuously seek opportunities to optimize our portfolio of solutions to focus time and resources on innovation that will have the greatest impact for our customers and the markets we serve, and drive the highest return on investment. To that end, we will continue to simplify and rationalize our portfolio through product sunsets and divestitures of non-core businesses and technologies.

2024 Form 10-K	39

Blackbaud, Inc.

Gross dollar retention

Our recurring subscription contracts are typically for a term of three years at contract inception with standard three year renewals thereafter. A key factor to our overall success is the renewal and expansion of our existing subscription agreements with our customers. Management uses gross dollar retention in analyzing our success at delighting our customers with innovative and cloud solutions. Gross dollar retention is defined as contracted annual recurring revenue ("CARR") divided by beginning CARR with a measurement period of twelve months. During 2024, our gross dollar retention was approximately 90%. This gross dollar retention rate was consistent with our rate for the full year ended December 31, 2023. Excluding EVERFI, our gross dollar retention during the twelve months ended December 31, 2024 was approximately 92%. We are continually investing in innovation, which we believe will increase gross dollar retention over the long-term.
Balance sheet and cash flow
At December 31, 2024, our cash and cash equivalents were $67.6 million. Under the 2024 Credit Facilities, the carrying amount of our debt was $1.0 billion and our net leverage ratio was 2.57 to 1.00.
During 2024, we generated $296.0 million in cash flow from operations, had a net increase in borrowings of $296.7 million, returned $418.0 million to stockholders by way of share repurchases and had aggregate cash outlays of $67.2 million for purchases of property and equipment and capitalized software and content development costs.
Release from Washington, DC lease
In February 2025, we made a one-time cash release payment of $28 million to the lessor in connection with a release from our lease for office space in Washington, DC (which was acquired as part of our acquisition of EVERFI in December 2021). Due to our remote-first workforce strategy, we had not used the office space since February 2023 and had subleased a portion of the space.
Security Incident update
As discussed in Note 11 to our consolidated financial statements included in this report, total costs related to the Security Incident exceeded the limit of our insurance coverage in the first quarter of 2022. Accordingly, the Security Incident has negatively impacted, and we expect it to continue for the foreseeable future to negatively impact, our GAAP profitability and GAAP cash flow (see discussion regarding non-GAAP free cash flow and non-GAAP adjusted free cash flow on page 53). For the year ended December 31, 2024, we incurred net pre-tax expenses of $13.7 million related to the Security Incident, which included $7.0 million for ongoing legal fees. It also includes settlements and recorded liabilities for loss contingencies of $6.8 million. Also, for the year ended December 31, 2024, we had net cash outlays of $15.9 million related to the Security Incident, which included ongoing legal fees and the $6.8 million paid during the third quarter of 2024 related to our settlement with the Attorney General of the State of California (as discussed in Note 11). In line with our policy, legal fees are expensed as incurred. For the year ended December 31, 2025, we currently expect net pre-tax expense of approximately $2.0 million to $3.0 million and net cash outlays of approximately $3.0 million to $4.0 million for ongoing legal fees related to the Security Incident.
As of December 31, 2024, we have recorded approximately $0.7 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain customers related to the Security Incident that we believe we can reasonably estimate in accordance with our loss contingency procedures described in Note 11. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.

40	2024 Form 10-K

Blackbaud, Inc.
There are other Security Incident-related matters for which we have not recorded a liability for a loss contingency as of December 31, 2024 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
EVERFI disposition
On December 9, 2024, the Company concluded that a material impairment charge of up to $415 million was required related to its EVERFI asset group, which primarily included finite-lived intangible assets and capitalized software and content development costs. The total pre-tax noncash charges were subsequently determined to be $390.2 million. On December 31, 2024, we disposed of EVERFI for a nominal amount that resulted in a loss on disposition of $15.2 million, which together with the impairment charges, is recorded within EVERFI disposition on our consolidated statements of comprehensive loss for the year ended December 31, 2024. See Note 4 to our consolidated financial statements in this report for additional details.

Results of Operations
Reportable segment
We report our operating results and financial information in one operating and reportable segment. See Note 16 to our consolidated financial statements in this report for additional information.
Comparison of 2024 vs. 2023
For information regarding the comparison of 2023 to 2022, please refer to Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024.
Acquisition
On August 19, 2022, we acquired Kilter, Inc. ("Kilter") in order to provide us with strategic opportunities to expand our total addressable market and share of the philanthropic giving market through the integration of complementary solutions and services to serve the changing needs of our customers.
We have included the results of operations of the acquired company in our consolidated results of operations from the date of acquisition. In accordance with applicable accounting rules, we determined that the Kilter acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented. See Note 3 to our consolidated financial statements in this report for a summary of this acquisition.

2024 Form 10-K	41

Blackbaud, Inc.
Revenue and Cost of Revenue

Recurring
Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
Recurring revenue includes two components: contractual recurring and transactional recurring.
Contractual recurring revenue is primarily comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud solutions, online training programs and subscription-based analytic services. Contractual recurring revenue also includes fees from maintenance services for our on-premises solutions.
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

2024 vs. 2023
Recurring revenue increased by $57.6 million, or 5.4%, driven primarily by the following:

+
Increase in contractual recurring revenue of $36.7 million largely due to the impact of our 3-year contract renewal initiative and pricing within the Social Sector as well as the performance of our cloud solutions; partially offset by decreases in revenue from EVERFI (as discussed above) and maintenance revenue; and

+
Increase in transactional recurring revenue of $20.9 million primarily due to positive results related to pricing initiatives we have implemented in the past twelve months and increases in volume for our Blackbaud Tuition Management and JustGiving solutions; also contributing to the increase in transactional recurring revenue during the year ended December 31, 2024 was an increase related to fluctuations in foreign currency exchange rates of $2.2 million.

42	2024 Form 10-K

Blackbaud, Inc.
For additional information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 59.
Cost of recurring revenue increased by $24.1 million, or 5.1%, driven primarily by the following:

+
Increase in hosting and data center costs of $5.1 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security; currently, we expect our cloud infrastructure migration efforts and increased level of cybersecurity investments to continue for the foreseeable future

+
Increase in amortization of intangible assets from business combinations of $4.6 million as most of the intangible assets we acquired with EVERFI in December 2021 were amortized on a curve that represented the expected period of economic benefit

+	Increase in transaction-based costs of $4.0 million related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates
+	Increase in third-party contractor costs of $3.8 million largely related to enhancements to our cybersecurity program
+	Increase in third-party software costs of $2.9 million primarily due to the number of licenses needed and also price increases for the software being used
+	Increase in amortization of capitalized software and content development costs of $2.8 million due to our continued investments in the innovation and security of our solutions
-	Decrease in stock-based compensation costs of $1.4 million primarily due to overall Company performance against 2024 goals and a decrease in the grant date fair value of equity award grants
Recurring gross margin increased by 10 basis points primarily due to the increase in recurring revenue outpacing the increase in cost of recurring revenue.

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

2024 Form 10-K	43

Blackbaud, Inc.

2024 vs. 2023
One-time services and other revenue decreased by $7.5 million, or 22.2%, driven primarily by the following:

-
Decrease in one-time consulting revenue of $7.5 million primarily due to a decrease of $7.4 million resulting from our sale of EVERFI Limited as discussed in Note 3 to our consolidated financial statements in this report.

Cost of one-time services and other decreased $10.0 million or 31.6%, primarily driven by the following:

-
Decrease in compensation costs of $5.9 million primarily related to our sale of EVERFI Limited as discussed above and a continued shift in resources historically supporting one-time services and other towards recurring revenue

-	Decrease in direct costs of revenue of $2.7 million primarily due to our sale of EVERFI Limited as discussed above
One-time services and other gross margin increased by 1,130 basis points primarily due to the decrease in cost of one-time services and other revenue outpacing the decrease in one-time services and other revenue.
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

44	2024 Form 10-K

Blackbaud, Inc.

2024 vs. 2023
Sales, marketing and customer success expenses decreased by $14.7 million, or 6.9%. The decreases in dollars and as a percentage of total revenue were primarily driven by the following:

-
Decrease in commissions expense of $12.0 million primarily due to a prospective increase in the period of benefit over which we amortized costs of obtaining contracts with customers from 5 to 6 years beginning in the year ending December 31, 2024. Also contributing to the decrease in commissions expense were a decrease in commissionable bookings primarily due to EVERFI and fewer sales headcount.

-	Decrease in stock-based compensation costs of $6.9 million primarily due overall Company performance against 2024 goals and a decrease in the grant date fair value of equity award grants
-	Decrease in severance costs of $2.2 million related to our prior period targeted workforce reductions
+
Increase in advertising costs of $4.6 million primarily due to increased digital marketing spend related to JustGiving and, to a lesser extent, increased marketing related to EVERFI while we explored strategic options for the business

Research and development
Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.

2024 vs. 2023
We continue to make investments to delight our customers with innovative cloud solutions. We also continue to invest heavily in the security of our solutions. Research and development expense increased by $7.3 million, or 4.8%. The increases in dollars and as a percentage of total revenue were primarily driven by the following:

+	Increase in compensation costs other than stock-based compensation of $6.6 million primarily related to an increase in resources dedicated to the security-related compliance of our solutions
+	Increase in third-party contractor costs of $3.4 million largely related to enhancements to our cybersecurity program
+	Increase in allocated overhead costs of $2.7 million primarily related to increased headcount discussed above
-	Decrease in stock-based compensation of $4.3 million primarily due overall Company performance against 2024 goals and a decrease in the grant date fair value of equity award grants
-	Decrease in employee severance costs of $1.1 million primarily due to our prior period targeted workforce reductions discussed above
Not included in research and development expense for 2024 and 2023 were $60.8 million and $60.7 million, respectively, of qualifying costs associated with software and content development activities that are required to be capitalized under GAAP, such as those for our cloud solutions, as well as development costs associated with acquired companies. Qualifying capitalized software and content development costs associated with our cloud solutions and online educational courses are subsequently amortized to cost of recurring revenue over the related asset's estimated useful life, which generally range from three to seven years. We expect that the amount of software development costs capitalized will modestly decrease in the near-term due to the disposition of EVERFI. We continue to prioritize making investments in innovation, quality, security and the integration of our solutions, which we believe will drive long-term revenue growth.

2024 Form 10-K	45

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

2024 vs. 2023
General and administrative expenses decreased by $47.2 million, or 24.9%. The decreases in dollars and as a percentage of total revenue were primarily driven by the following:

-	Decrease in Security Incident-related expenses of $39.7 million largely related to decreases in loss contingency accruals. See "Security Incident update" above on page 40
-	Decrease in stock-based compensation costs of $9.0 million primarily due to overall Company performance against 2024 goals and a decrease in the grant date fair value of equity award grants
-
Increase in total costs allocated from general and administrative expense of $4.4 million primarily related to investments in security tools. Depreciation, facilities and IT support costs are pooled and recorded to general and administrative expense and allocated to other lines of our statements of comprehensive loss based on headcount.

-
Decrease in acquisition and disposition-related costs of $1.4 million primarily related to less noncash impairment charges against certain operating lease right-of-use assets and property and equipment assets resulting from the subleases of our Washington, DC office location, partially offset by costs associated with the disposition of EVERFI Limited; see Note 6 and Note 3 to our consolidated financial statements in this report for more information.

-	Decrease in severance costs of $1.0 million due to our prior period targeted workforce reductions discussed above
+	Increase in compensation costs other than stock-based compensation of $5.0 million primarily due to an increase in resources dedicated to our cybersecurity program
+	Increase in corporate costs of $2.4 million primarily related to an increase in bad debt expense. The increase in bad debt expense was driven by an increase in write-offs.
+	Increase in third-party software costs of $1.5 million due to primarily due to the number of licenses needed and also price increases for the software being used

46	2024 Form 10-K

Blackbaud, Inc.
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

2024 vs. 2023
Interest expense increased in dollars and as a percentage of total revenue during 2024 when compared to 2023, primarily due to our incremental borrowings to fund our ASR Transaction (as defined on page 105) and other stock repurchases. We currently expect interest expense for the full year 2025 to be approximately $65 million to $69 million although our interest expense in connection with the variable rate portion of our outstanding debt could increase in a rising interest rate environment. See Note 10 to our consolidated financial statements in this report for more information regarding our derivative instruments, which we use to manage our variable interest rate risk, and Item 7A. Quantitative and Qualitative Disclosures about Market Risk: Interest Rate Risk on page 64 for more information about our variable interest rate exposure and related risk.
Other Income

Other income ($M)
Percentages indicate other income as a percentage of total revenue

2024 vs. 2023
Other income increased in dollars and as a percentage of total revenue during 2024 when compared to 2023, primarily due to an increase in interest income. Interest income increased primarily due to higher interest earned on restricted cash due to customers for our payment processing solutions. See Note 8 to our consolidated financial statements in this report for more information regarding our other income.

2024 Form 10-K	47

Blackbaud, Inc.
Deferred Revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	December 31, 2024	December 31, 2023	Change
Total deferred revenue(1)	361.5	394.9	(8.5)%
Less: Long-term portion	2.0	2.4	(15.9)%
Current portion(1)	$359.5	$392.5	(8.4)%
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
The decrease in deferred revenue during the year ended December 31, 2024 was primarily due to our divestiture of EVERFI on December 31, 2024. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter.
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
We have deferred tax assets for federal, state, and international net operating loss carryforwards, a federal and state capital loss carryforward and tax credits. The federal and state net operating loss and capital loss carryforwards are subject to various Internal Revenue Code limitations and applicable state tax laws. The foreign net operating loss carryforwards have a valuation reserve due to the uncertainty of realizing such carryforwards in the future. Further, as of December 31, 2024, we recorded a valuation allowance against all of our U.S. deferred tax assets in excess of deferred tax liabilities due to combination of our cumulative pretax loss position and net deferred tax asset position resulting from divestiture of EVERFI. We intend to continue maintaining a full valuation allowance on our U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the U.K., Australia, Ireland and Costa Rica. We are generally subject to U.S. federal income tax examination for calendar tax years ending 2021 through 2024, as well as state and foreign income tax examinations for various years depending on statute of limitations of those jurisdictions.

48	2024 Form 10-K

Blackbaud, Inc.
We have taken federal and state tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2024 was insignificant.
We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

2024 vs. 2023
The decrease in our effective income tax rate for year ended December 31, 2024, when compared to the same period in 2023, was primarily attributable to the valuation allowance recorded in the current period. As of December 31, 2024, we recorded a valuation allowance against all of our U.S. deferred tax assets in excess of deferred tax liabilities due to the combination of our cumulative pretax loss position and net deferred tax asset position resulting from our divestiture of EVERFI. We intend to continue maintaining a full valuation allowance on our U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Furthermore, the effect of our various rate drivers is reversed by the Company’s 2024 loss position versus income in 2023.
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

2024 Form 10-K	49

Blackbaud, Inc.

	Years ended December 31,
(dollars in millions, except per share amounts)	2024	2023
GAAP Revenue	$1,155.5	$1,105.4

GAAP gross profit	$639.2	$603.2
GAAP gross margin	55.3%	54.6%
Non-GAAP adjustments:
Add: Stock-based compensation expense	14.1	16.7
Add: Amortization of intangibles from business combinations	57.0	52.5
Add: Employee severance	—	0.8
Subtotal(1)	71.0	69.9
Non-GAAP gross profit(1)	$710.3	$673.2
Non-GAAP gross margin	61.5%	60.9%

GAAP (loss) income from operations	$(270.5)	$44.7
GAAP operating margin	(23.4)%	4.0%
Non-GAAP adjustments:
Add: Stock-based compensation expense	105.0	127.8
Add: Amortization of intangibles from business combinations	60.5	55.6
Add: Employee severance	—	5.1
Add: Acquisition and disposition-related costs(2)	6.1	7.5
Add: Security Incident-related costs(3)	13.7	53.4
Add: EVERFI impairment and disposition charges	405.4	—
Subtotal(1)	590.6	249.4
Non-GAAP income from operations(1)	$320.1	$294.1
Non-GAAP operating margin	27.7%	26.6%

GAAP (loss) income before (benefit) provision for income taxes	$(311.6)	$17.6
GAAP net (loss) income	$(283.2)	$1.8
Shares used in computing GAAP diluted (loss) earnings per share	50,560,538	53,721,342
GAAP diluted (loss) earnings per share	$(5.60)	$0.03
Non-GAAP adjustments:
Add: GAAP income tax (benefit) provision	(28.4)	15.8
Add: Total non-GAAP adjustments affecting income from operations	590.6	249.4
Non-GAAP income before provision for income taxes	279.0	267.0
Assumed non-GAAP income tax provision(4)	68.4	53.4
Non-GAAP net income(1)	$210.7	$213.6

Shares used in computing Non-GAAP diluted earnings per share	51,750,308	53,721,342
Non-GAAP diluted earnings per share	$4.07	$3.98
(1)The individual amounts for each year may not sum to subtotal, non-GAAP gross profit, non-GAAP income from operations, non-GAAP income before provision for income taxes or non-GAAP net income due to rounding.
(2)Includes noncash impairment charges incurred during the twelve months ended December 31, 2024 and 2023 related to the subleases of our Washington, DC office location the lease of which was acquired during the EVERFI acquisition.
(3)Includes Security Incident-related costs incurred during the twelve months ended December 31, 2024 of $13.7 million, which included approximately $6.8 million in recorded liabilities for loss contingencies, and during the twelve months ended December 31, 2023 of $53.4 million, which included approximately $31.0 million in recorded liabilities for loss contingencies. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims, negotiated settlements and accruals for certain loss contingencies. Not included in this adjustment were costs associated with enhancements to our cybersecurity program. For full year 2025, we currently expect pre-tax expenses of approximately $2 million to $3 million and cash outlays of approximately $3 million to $4 million for ongoing legal fees related to the Security Incident. In line with our policy, legal fees are expensed as incurred. As of December 31, 2024, we have recorded approximately $0.7 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain customers related to the Security Incident that we believe we can reasonably estimate. There are other Security Incident-related matters for which we have not recorded a liability for a loss contingency as of December 31, 2024 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.
(4)Beginning in 2024, we now apply a non-GAAP effective tax rate of 24.5% when calculating non-GAAP net income and non-GAAP diluted earnings per share. For the twelve months ended December 31, 2023, the tax impact related to non-GAAP adjustments is calculated under our historical non-GAAP effective tax rate of 20.0%.

50	2024 Form 10-K

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

	Years ended December 31,
(dollars in millions)	2024	2023
GAAP revenue	$1,155.5	$1,105.4
GAAP revenue growth	4.5%
Less: Non-GAAP revenue from divested businesses(1)	—	(7.4)
Non-GAAP organic revenue(2)	$1,155.5	$1,098.0
Non-GAAP organic revenue growth	5.2%

Non-GAAP organic revenue(2)	1,155.5	1,098.0
Foreign currency impact on Non-GAAP organic revenue(3)	(3.0)	—
Non-GAAP organic revenue on constant currency basis(3)	$1,152.5	$1,098.0
Non-GAAP organic revenue growth on constant currency basis	5.0%

GAAP recurring revenue	$1,129.1	$1,071.5
GAAP recurring revenue growth	5.4%
Less: Non-GAAP recurring revenue from divested businesses(1)	—	—
Non-GAAP organic recurring revenue	$1,129.1	$1,071.5
Non-GAAP organic recurring revenue growth	5.4%

Non-GAAP organic recurring revenue(2)	$1,129.1	$1,071.5
Foreign currency impact on non-GAAP organic recurring revenue(3)	(2.9)	—
Non-GAAP organic recurring revenue on constant currency basis(3)	$1,126.2	$1,071.5
Non-GAAP organic recurring revenue growth on constant currency basis	5.1%
(1)Includes EVERFI revenue of $85.5 million and $106.9 million for the year ended December 31, 2024 and 2023, respectively.
(2)Non-GAAP revenue from divested businesses excludes revenue associated with divested businesses in the prior period. The exclusion of the prior period revenue is to present the results of the divested business with the results of the combined company for the same period of time in both the prior and current periods.
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

2024 Form 10-K	51

Blackbaud, Inc.
Rule of 40
We define Rule of 40 as non-GAAP organic revenue growth plus non-GAAP adjusted EBITDA margin. Non-GAAP adjusted EBITDA is defined as GAAP net income plus interest, net; income tax provision (benefit); depreciation; amortization of intangible assets from business combinations; amortization of software and content development costs; stock-based compensation; employee severance; acquisition and disposition-related costs; Security Incident-related costs; and impairment and disposition charges.

	Years ended December 31,
(dollars in millions)	2024	2023
GAAP net (loss) income	$(283.2)	$1.8
Non-GAAP adjustments:
Add: Interest, net	45.8	31.1
Add: GAAP income tax (benefit) provision	(28.4)	15.8
Add: Depreciation	12.8	13.0
Add: Amortization of intangibles from business combinations	60.5	55.6
Add: Amortization of software and content development costs(1)	51.2	45.3
Subtotal(2)	141.9	160.9
Non-GAAP EBITDA(2)	$(141.2)	$162.7
Non-GAAP EBITDA margin(3)	(12.2)%

Non-GAAP adjustments:
Add: Stock-based compensation expense	105.0	127.8
Add: Employee severance	—	5.1
Add: Acquisition and disposition-related costs(4)	6.1	7.5
Add: Security Incident-related costs(4)	13.7	53.4
Add: EVERFI impairment and disposition charges	405.4	—
Subtotal(2)	530.1	193.8
Non-GAAP Adjusted EBITDA(2)	$388.9	$356.5
Non-GAAP Adjusted EBITDA margin(5)	33.7%

Rule of 40(6)	38.9%

Non-GAAP adjusted EBITDA	388.9	356.5
Foreign currency impact on Non-GAAP adjusted EBITDA	(1.6)	—
Non-GAAP adjusted EBITDA on constant currency basis(7)	387.3	356.5
Non-GAAP adjusted EBITDA margin on constant currency basis(7)	33.6%

Rule of 40 on constant currency basis(8)	38.6%
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

52	2024 Form 10-K

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

	Years ended December 31,
(dollars in millions)	2024	2023
GAAP net cash provided by operating activities	$296.0	$199.6
GAAP operating cash flow margin	25.6%	18.1%
Non-GAAP adjustments:
Less: purchase of property and equipment	(7.4)	(4.7)
Less: capitalized software and content development costs	(59.8)	(59.4)
Non-GAAP free cash flow(1)	$228.8	$135.5
Non-GAAP free cash flow margin	19.8%	12.3%
Non-GAAP adjustments:
Add: Security Incident-related cash flows, net of insurance	15.9	78.0
Non-GAAP adjusted free cash flow(1)	$244.7	$213.5
Non-GAAP adjusted free cash flow margin	21.2%	19.3%
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

2024 Form 10-K	53

Blackbaud, Inc.
These patterns may change as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, large dollar customer bookings and contract renewals, fluctuations in the timing of vendor payments or as a result of acquisitions, dispositions, such as our sale of EVERFI on December 31, 2024, new market opportunities, new solution introductions or other factors.

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	December 31, 2024	December 31, 2023	Change
Cash and cash equivalents	$67.6	$31.3	116.4%
Property and equipment, net	91.9	98.7	(6.9)%
Software and content development costs, net	148.3	160.2	(7.4)%
Total carrying value of debt	1,075.0	779.7	37.9%
Working capital	(275.8)	(267.4)	(3.1)%
The following table presents selected financial information about our cash flows:

	Years ended December 31,
(dollars in millions)	2024	2023	Change
Net cash provided by operating activities	$296.0	$199.6	48.3%
Net cash used in investing activities	(73.4)	(64.4)	14.0%
Net cash used in financing activities	(139.4)	(143.0)	(2.5)%
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
As a well-known seasoned issuer, we filed an automatic shelf registration statement for an undetermined amount of debt and equity securities with the SEC on January 10, 2025. Under this universal shelf registration statement we may offer and sell, from time to time, debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units. Subject to certain conditions, this registration statement will be effective through January 9, 2028.
At December 31, 2024, our total cash and cash equivalents balance included approximately $13.9 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.

54	2024 Form 10-K

Blackbaud, Inc.
Operating Cash Flow
Throughout 2024 and 2023, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, deferred income taxes, amortization of deferred financing costs and debt discount, adjustments to our provision for credit losses and sales returns, the EVERFI impairment charges, loss on disposition of business; and (ii) changes in our working capital.
Working capital changes are comprised of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities and deferred revenue.

2024 vs. 2023
Net cash provided by operating activities increased by $96.3 million during the year ended December 31, 2024, when compared to the same period in 2023, primarily due to a $49.4 million increase in net income adjusted for non-cash expenses and a $46.9 million increase in cash flow from operations associated with working capital.
The increase in cash flow from operations associated with working capital during 2024, when compared to 2023, was primarily due to:
•fluctuations in the timing of vendor payments;
•a decrease in accrued expenses related to the Security Incident; partially offset by
•an increase in cash taxes paid.
In February 2025, we made a one-time cash release payment of $28 million to the lessor in connection with a release from our lease for office space in Washington, DC (which was acquired as part of our acquisition of EVERFI in December 2021). Due to our remote-first workforce strategy, we had not used the office space since February 2023 and had subleased a portion of the space.
Security Incident update
As discussed in Note 11 to our consolidated financial statements included in this report, total costs related to the Security Incident exceeded the limit of our insurance coverage in the first quarter of 2022. Accordingly, the Security Incident has negatively impacted, and we expect it to continue for the foreseeable future to negatively impact, our GAAP profitability and GAAP cash flow (see discussion regarding non-GAAP free cash flow and non-GAAP adjusted free cash flow on page 53). For full year 2024, we had net cash outlays of $15.9 million related to the Security Incident, which included ongoing legal fees and the $6.8 million paid during the third quarter of 2024 related to our settlement with the Attorney General of the State of California. For full year 2025, we currently expect net pre-tax expense of approximately $2.0 million to $3.0 million and net cash outlays of approximately $3.0 million to $4.0 million for ongoing legal fees related to the Security Incident.
As of December 31, 2024, we have recorded approximately $0.7 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain customers related to the Security Incident that we believe we can reasonably estimate in accordance with our loss contingency procedures described in Note 11. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.
There are other Security Incident-related matters for which we have not recorded a liability for a loss contingency as of December 31, 2024 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.

2024 Form 10-K	55

Blackbaud, Inc.
Investing Cash Flow
During 2025, we expect our total capital expenditures, including estimated outlays for capitalized software development costs, to be between approximately $55.0 million and $65.0 million.

2024 vs. 2023
Net cash used in investing activities of $73.4 million increased by $9.0 million during 2024, when compared to 2023.
During 2024, we used $59.8 million for software and content development costs, which was up $0.3 million from cash spent during 2023. We also spent $7.4 million of cash for purchases of property and equipment during 2024, which was an increase of $2.8 million from cash spent in 2023. In addition, we used net cash of $1.2 million in the disposition of a business and $5.0 million for a minority investment in a business during 2024.
Financing Cash Flow

2024 vs. 2023
During 2024, we had a net increase in borrowings of $296.7 million, primarily due to our stock repurchase program, including our ASR Transaction (as defined on page 105) in March 2024. During 2024, we repurchased $418.0 million of our common stock compared to $18.8 million during 2023 (see additional details below regarding our stock repurchase program). We also paid $6.5 million in debt issuance costs in conjunction with our April 2024 refinancing.
We paid $56.8 million to satisfy tax obligations of employees upon settlement or exercise of equity awards during 2024 compared to $35.9 million during 2023. The amount of taxes paid by us on behalf of employees related to the settlement or exercise of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter.
During 2024, cash flow from financing activities associated with changes in restricted cash due to customers increased $47.0 million, compared to a decrease of $6.8 million during 2023. This line in the statement of cash flows represents the change in the amount of restricted cash held and payable by us to customers from one period to the next. This restricted cash due to customers is not available to us for operational purposes.
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
In March 2024, we announced that we intended to repurchase during 2024 between 7% and 10% of our outstanding common stock as of December 31, 2023 under our repurchase program. Consistent with that commitment, in March 2024, we entered into the ASR Transaction to repurchase an aggregate $200 million of shares of our common stock. Pursuant to the terms of the ASR Transaction, we provided the financial institution with a prepayment of $200 million and received an initial delivery of 2.1 million shares of our common stock, representing approximately 70% of the total shares then-expected to be repurchased under the ASR Transaction. The final number of shares of common stock delivered to us under the ASR Transaction was based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR Transaction, less a discount and subject to customary adjustments upon events affecting the common stock (e.g., dilutive or concentrative events, mergers and acquisitions, and market disruptions). We funded the ASR Transaction prepayment with borrowings pursuant to a revolving credit loan under the then effective 2020 Credit Agreement. On October 29, 2024, in connection with the settlement of the ASR Transaction, we received approximately 490,000 shares of our common stock, in addition to the 2.1 million shares received in March 2024. No cash was exchanged as part of the settlement of the ASR Transaction.

56	2024 Form 10-K

Blackbaud, Inc.
On July 16, 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by expanding the total capacity under the program from $500.0 million to $800.0 million available for repurchases.
During the year ended December 31, 2024, we repurchased an aggregate of 5,362,439 shares for $418.0 million, including the shares repurchased pursuant to the ASR Transaction and representing approximately 10.0% of the Company's common stock outstanding as of December 31, 2023. When including the net share settlement on employee stock-based compensation, this figure increases to approximately 11%. The remaining amount available to purchase stock under the approved stock repurchase program was $644.6 million as of December 31, 2024. During 2025, we intend to repurchase between 3% and 5% of our outstanding common stock as of December 31, 2024 under our existing stock repurchase program.
2024 Credit Facilities
Historically, we have drawn on our credit facility from time to time to help us meet financial needs primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At December 31, 2024, our available borrowing capacity under the 2024 Credit Facilities was $468.7 million. The 2024 Credit Facilities mature in April 2029.
At December 31, 2024, the carrying amount of our debt under the 2024 Credit Facilities was $1.0 billion. Our average daily borrowings were $929.5 million during 2024.
The term loans under the 2024 Credit Facilities and our other debt require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2024 Credit Facilities in April 2029. Certain real estate loans (as described in Note 9 to our audited consolidated financial statements included in this report) also require periodic principal payments and the balances of the real estate loans are due upon maturity in April 2038.
The following is a summary of the financial covenants under the 2024 Credit Facilities:

Financial Covenant	Requirement	Ratio as of December 31, 2024
Net Leverage Ratio(1)	≤ 3.75 to 1.00	2.57 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	7.13 to 1.00
(1)Under the terms of the 2024 Credit Facilities, the Net Leverage Ratio requirement may be increased by up to 0.50 provided we satisfy certain requirements, including a permitted business acquisition, and provided that the maximum Net Leverage Ratio shall not exceed 4.25 to 1.00.
Under the 2024 Credit Facilities, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2024 Credit Facilities, and (ii) our pro forma net leverage ratio, as set forth in the 2024 Credit Facilities, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or stock repurchase. At December 31, 2024, we were in compliance with our debt covenants under the 2024 Credit Facilities. See Note 9 to our consolidated financial statements included in this report for additional information regarding the 2024 Credit Facilities.
Commitments and Contingencies
As of December 31, 2024, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Less than 1 year	More than 1 year	Total(1)
Recorded contractual obligations:
Debt	$23.9	$1,053.9	$1,077.8
Operating leases	6.3	39.1	45.4
Unrecorded contractual obligations:
Purchase obligations	78.5	106.0	184.4
Interest payments on debt	60.1	213.3	273.4
Total contractual obligations(1)	$168.7	$1,412.3	$1,581.0
(1)The individual amounts may not sum to the total due to rounding.

2024 Form 10-K	57

Blackbaud, Inc.
Debt
As of December 31, 2024, we had total remaining principal payments of $1.1 billion. These payments represent principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2024 Credit Facilities, our real estate loans and our other debt at December 31, 2024 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the 2024 Revolving Facility for the purposes of determining minimum commitment amounts. See Note 9 to our consolidated financial statements in this report for more information.
Interest payments on debt
In addition to principal payments, as of December 31, 2024, we expect to pay interest expense over the life of our debt obligations of approximately $273.4 million. These payments represent our estimated future interest payments on debt using our debt balances and the related weighted average effective interest rates as of December 31, 2024, which includes the effect of interest rate swap agreements. The actual interest expense recognized in our consolidated statements of comprehensive loss will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions on our remaining principal payments described above.
Operating leases
As of December 31, 2024, we had remaining operating lease payments of $45.4 million. These payments have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements or the amount representing imputed interest of $6.7 million. Our operating leases are generally for corporate offices, subleased offices and certain equipment and furniture. Given our remote-first workforce strategy and real estate footprint optimization efforts, as discussed above, we do not anticipate entering any new, material operating leases for offices for the foreseeable future. See Note 11 to our consolidated financial statements in this report for more information.
In February 2025, we made a one-time cash release payment of $28 million to the lessor in connection with a release from our lease for office space in Washington, DC (which was acquired as part of our acquisition of EVERFI in December 2021). Due to our remote-first workforce strategy, we had not used the office space since February 2023 and had subleased a portion of the space.
Purchase obligations
As of December 31, 2024, we had remaining purchase obligations of $184.4 million. These purchase obligations are for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. Our purchase obligations are not recorded as liabilities on our consolidated balance sheets as of December 31, 2024, as we had not received the related services. See Note 11 to our consolidated financial statements in this report for more information.
The total liability for uncertain tax positions as of December 31, 2024 was $5.2 million. Our accrued interest and penalties related to tax positions taken on our tax returns was $0.9 million as of December 31, 2024.
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

58	2024 Form 10-K

Blackbaud, Inc.

Foreign Currency Exchange Rates
Approximately 14% of our total revenue for 2024 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive loss as a component of stockholders’ equity, was a loss of $12.7 million as of December 31, 2024 and a loss of $9.8 million as of December 31, 2023. We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds into U.S. dollars.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. During 2024, foreign translation resulted in increases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. During 2024, the fluctuation in foreign currency exchange rates increased our total revenue and our income from operations by $3.0 million and $1.1 million, respectively. We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian dollar against changes in the exchange rate with the U.S. dollar. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

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

2024 Form 10-K	59

Blackbaud, Inc.

Revenue Recognition
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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
We have not made any material changes in the accounting methodology we use to recognize revenue during the year ended December 31, 2024.
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

60	2024 Form 10-K

Blackbaud, Inc.

Business Combinations
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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
We have not made any material changes in the accounting methodology we use for business combinations during the year ended December 31, 2024.

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

See Note 3 to our consolidated financial statements in this report for information regarding our business acquisitions.

2024 Form 10-K	61

Blackbaud, Inc.

Income Taxes
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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
We have not made any material changes in the accounting methodology we use to assess income tax during the year ended December 31, 2024.
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
We have not made any material changes in the accounting methodology we use to assess impairment loss during the year ended December 31, 2024.
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

During 2024, we recorded material noncash impairment charges against our EVERFI asset group, which primarily included finite-lived intangible assets and capitalized software and content development costs. For additional information, see Note 4 to our consolidated financial statements in this report.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to assess impairment losses. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could materially adversely impact our consolidated financial position and results of operations.

62	2024 Form 10-K

Blackbaud, Inc.

Loss Contingencies
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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
We have not made any material changes in the accounting methodology we use to assess loss contingencies during the year ended December 31, 2024.

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

2024 Form 10-K	63

Blackbaud, Inc.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Additionally, our interest income that we primarily earn on restricted cash due to customers for our payment processing solutions acts as a partial natural hedge against our interest rate risk. Our interest rate exposure includes SOFR rates. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of December 31, 2024, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2023 and December 31, 2024.

Foreign Currency Risk
For a discussion of our exposure to foreign currency exchange rate fluctuations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Exchange Rates” in Item 7 of this report.

64	2024 Form 10-K

Blackbaud, Inc.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BLACKBAUD, INC.

2024 Form 10-K	65

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Blackbaud, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Blackbaud, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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

Revenue Recognition - Payment Processing Services
Description of the Matter	The Company recorded transactional recurring revenues of $354 million for the year ended December 31, 2024. Included in transactional recurring revenues are revenues related to payment processing services. As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue for payment processing services over time based on the amount billable to the customer, since it has the right to invoice the customer in an amount that directly corresponds with the value to the customer for the Company’s performance to date. The processing of transactions and recording of revenues for these services involves a significant volume of transactions that are highly automated and are based on contractual terms with the customer and the Company’s third-party vendors.

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

66	2024 Form 10-K

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its payment processing services. We identified the relevant systems used in these payment processing services, including relevant third-party service organization systems, and evaluated the IT general controls over each of these systems. We also tested the relevant automated controls and other business processes controls.

To test revenue recognized for payment processing services, our procedures included, among others, the involvement of data professionals to recalculate the revenue recognized. For a selection of payment processing transactions, we also agreed the amount of revenues recognized for processing fees retained by the Company to source documents and tested the mathematical accuracy of the recorded revenue. We also evaluated if the transactions were processed, and funds received, including sending confirmations directly to financial institutions.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2021.
Raleigh, North Carolina
February 21, 2025

2024 Form 10-K	67

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Blackbaud, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Blackbaud, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Blackbaud, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive loss, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
Raleigh, North Carolina
February 21, 2025

68	2024 Form 10-K

Blackbaud, Inc.
Consolidated Balance Sheets

(dollars in thousands, except per share amounts)	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$67,628	$31,251
Restricted cash	741,884	697,006
Accounts receivable, net of allowance of $5,228 and $6,907 at December 31, 2024 and December 31, 2023, respectively	83,539	101,862
Customer funds receivable	1,970	353
Prepaid expenses and other current assets	81,287	99,285
Total current assets	976,308	929,757
Property and equipment, net	91,926	98,689
Operating lease right-of-use assets	26,554	36,927
Software and content development costs, net	148,319	160,194
Goodwill	1,052,506	1,053,738
Intangible assets, net	132,881	581,937
Other assets	67,221	51,037
Total assets	$2,495,715	$2,912,279
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$50,810	$25,184
Accrued expenses and other current liabilities	75,543	64,322
Due to customers	742,340	695,842
Debt, current portion	23,875	19,259
Deferred revenue, current portion	359,529	392,530
Total current liabilities	1,252,097	1,197,137
Debt, net of current portion	1,051,110	760,405
Deferred tax liability	9,518	93,292
Deferred revenue, net of current portion	2,015	2,397
Operating lease liabilities, net of current portion	34,186	40,085
Other liabilities	4,796	10,258
Total liabilities	2,353,722	2,103,574
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized; 70,943,373 and 69,188,304 shares issued at December 31, 2024 and December 31, 2023, respectively; 49,245,588 and 53,625,440 shares outstanding at December 31, 2024 and December 31, 2023, respectively	71	69
Additional paid-in capital	1,291,442	1,203,012
Treasury stock, at cost; 21,697,785 and 15,562,864 shares at December 31, 2024 and December 31, 2023, respectively	(1,060,348)	(591,557)
Accumulated other comprehensive loss	(4,869)	(1,688)
(Accumulated deficit) retained earnings	(84,303)	198,869
Total stockholders’ equity	141,993	808,705
Total liabilities and stockholders’ equity	$2,495,715	$2,912,279

The accompanying notes are an integral part of these consolidated financial statements.

2024 Form 10-K	69

Blackbaud, Inc.
Consolidated Statements of Comprehensive Loss

(dollars in thousands, except per share amounts)	Years ended December 31,
	2024	2023	2022
Revenue
Recurring	$1,129,114	$1,071,520	$1,011,733
One-time services and other	26,381	33,912	46,372
Total revenue	1,155,495	1,105,432	1,058,105
Cost of revenue
Cost of recurring	494,588	470,455	463,449
Cost of one-time services and other	21,704	31,733	41,940
Total cost of revenue	516,292	502,188	505,389
Gross profit	639,203	603,244	552,716
Operating expenses
Sales, marketing and customer success	197,499	212,158	221,455
Research and development	160,586	153,304	156,913
General and administrative	142,723	189,938	199,908
Amortization	3,541	3,139	2,925
EVERFI disposition	405,360	—	—
Total operating expenses	909,709	558,539	581,201
(Loss) income from operations	(270,506)	44,705	(28,485)
Interest expense	(55,634)	(39,922)	(35,803)
Other income, net	14,549	12,861	8,713
(Loss) income before (benefit) provision for income taxes	(311,591)	17,644	(55,575)
Income tax (benefit) provision	(28,419)	15,824	(10,168)
Net (loss) income	$(283,172)	$1,820	$(45,407)
(Loss) earnings per share
Basic	$(5.60)	$0.03	$(0.88)
Diluted	$(5.60)	$0.03	$(0.88)
Common shares and equivalents outstanding
Basic weighted average shares	50,560,538	52,546,406	51,569,148
Diluted weighted average shares	50,560,538	53,721,342	51,569,148
Other comprehensive (loss) income
Foreign currency translation adjustment	$(2,822)	$5,049	$(16,160)
Unrealized (loss) gain on derivative instruments, net of tax	(359)	(15,675)	18,576
Total other comprehensive (loss) income	(3,181)	(10,626)	2,416
Comprehensive loss	$(286,353)	$(8,806)	$(42,991)

The accompanying notes are an integral part of these consolidated financial statements.

70	2024 Form 10-K

Blackbaud, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
Cash flows from operating activities
Net (loss) income	$(283,172)	$1,820	$(45,407)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	121,665	109,487	102,369
Provision for credit losses and sales returns	4,932	4,500	6,066
Stock-based compensation expense	104,968	127,762	110,294
Deferred taxes	(85,011)	(24,368)	(26,644)
Amortization of deferred financing costs and discount	2,538	1,775	2,364
Loss on disposition of businesses	16,847	—	—
EVERFI impairment charges	390,204	—	—
Other non-cash adjustments	2,462	5,023	5,676
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	4,729	(3,237)	(7,340)
Prepaid expenses and other assets	3,339	16,851	26,235
Trade accounts payable	28,336	(18,576)	21,607
Accrued expenses and other liabilities	(13,328)	(30,275)	(2,386)
Deferred revenue	(2,541)	8,872	11,059
Net cash provided by operating activities	295,968	199,634	203,893
Cash flows from investing activities
Purchase of property and equipment	(7,443)	(4,685)	(12,289)
Capitalized software and content development costs	(59,757)	(59,443)	(58,774)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	—	(13)	(20,912)
Cash (used) received in disposition of business	(1,179)	—	6,426
Other investing activities	(5,029)	(250)	—
Net cash used in investing activities	(73,408)	(64,391)	(85,549)
Cash flows from financing activities
Proceeds from issuance of debt	1,441,400	293,200	211,000
Payments on debt	(1,144,709)	(374,595)	(310,740)
Debt issuance costs	(6,458)	—	—
Stock issuance costs	—	—	(1,339)
Employee taxes paid for withheld shares upon equity award settlement	(56,828)	(35,867)	(36,376)
Change in due to customers	46,957	(6,812)	111,386
Change in customer funds receivable	(1,679)	(60)	380
Purchase of treasury stock	(418,034)	(18,831)	—
Net cash used in financing activities	(139,351)	(142,965)	(25,689)
Effect of exchange rate on cash, cash equivalents and restricted cash	(1,954)	2,048	(10,486)
Net increase (decrease) in cash, cash equivalents and restricted cash	81,255	(5,674)	82,169
Cash, cash equivalents and restricted cash, beginning of year	728,257	733,931	651,762
Cash, cash equivalents and restricted cash, end of year	$809,512	$728,257	$733,931

Supplemental disclosure of cash flow information
Cash paid for interest	$(51,881)	$(38,052)	$(33,371)
Cash (paid) for taxes, net of refunds	(60,668)	(35,619)	(9,670)
Non-cash investing and financing activities:
Purchase of software and services by assuming directly related liabilities	(2,073)	(2,491)	(1,710)
Purchase of equipment and other assets included in accounts payable	(31)	(837)	(158)
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown above in the consolidated statements of cash flows:

(dollars in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$67,628	$31,251
Restricted cash	741,884	697,006
Total cash, cash equivalents and restricted cash in the statement of cash flows	$809,512	$728,257

The accompanying notes are an integral part of these consolidated financial statements.

2024 Form 10-K	71

Blackbaud, Inc.
Consolidated Statements of Stockholders' Equity

(dollars in thousands)	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	(Accumulated deficit) retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	66,165,666	$66	(14,182,805)	$(500,911)	$968,927	$6,522	$242,456	$717,060
Net loss	—	—	—	—	—	—	(45,407)	(45,407)
Common stock issued in purchase of EVERFI	—	—	—	—	(1,352)	—	—	(1,352)
Retirements of common stock(1)	(33,535)	—	—	—	(2,605)	—	—	(2,605)
Vesting of restricted stock units	1,015,304	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(562,425)	(36,376)	—	—	—	(36,376)
Stock-based compensation	—	—	—	—	110,294	—	—	110,294
Restricted stock grants	846,295	2	—	—	—	—	—	2
Restricted stock cancellations	(179,686)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,416	—	2,416
Balance at December 31, 2022	67,814,044	$68	(14,745,230)	$(537,287)	$1,075,264	$8,938	$197,049	$744,032
Net income	—	—	—	—	—	—	1,820	1,820
Retirements of common stock(1)	(143)	—	—	—	(14)	—	—	(14)
Purchase of treasury shares under stock repurchase program	—	—	(221,836)	(18,831)	—	—	—	(18,831)
Vesting of restricted stock units	1,007,921	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(595,798)	(35,439)	—	—	—	(35,439)
Stock-based compensation	—	—	—	—	127,762	—	—	127,762
Restricted stock grants	473,341	1	—	—	—	—	—	1
Restricted stock cancellations	(106,859)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(10,626)	—	(10,626)
Balance at December 31, 2023	69,188,304	$69	(15,562,864)	$(591,557)	$1,203,012	$(1,688)	$198,869	$808,705
Net loss	—	—	—	—	—	—	(283,172)	(283,172)
Purchase of treasury shares under stock repurchase program, inclusive of excise tax	—	—	(5,362,439)	(411,963)	(9,246)	—	—	(421,209)
Vesting of restricted stock units	1,410,169	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(772,482)	(56,828)	—	—	—	(56,828)
Stock-based compensation	—	—	—	—	97,676	—	—	97,676
Restricted stock grants	422,685	2	—	—	—	—	—	2
Restricted stock cancellations	(77,785)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(3,181)	—	(3,181)
Balance at December 31, 2024	70,943,373	$71	(21,697,785)	$(1,060,348)	$1,291,442	$(4,869)	$(84,303)	$141,993
(1)Represents shares retired after determining certain EVERFI's selling shareholders would be paid in cash, rather than shares of our common stock.

The accompanying notes are an integral part of these consolidated financial statements.

72	2024 Form 10-K

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
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This update requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. We adopted ASU 2023-07 on December 31, 2024 and the adoption did not have a material impact on our condensed consolidated financial statements.
Recently issued accounting pronouncements
There are no recently issued accounting pronouncements that are expected to have a material impact on our financial position or results of operations when adopted in the future.
Summary of significant accounting policies
Revenue recognition
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud and hosted environments; and (ii) providing payment and transaction services. Revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

2024 Form 10-K	73

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
Contractual recurring
Contractual recurring revenue is primarily comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud solutions, online training programs and subscription-based analytic services. Contractual recurring revenue also includes fees from maintenance services for our on-premises solutions.
Contractual recurring revenue represents stand-ready performance obligations in which we are making our solutions or services available to our customers continuously over time or the value of the contract renews. Therefore, contractual recurring revenue is generally recognized over time on a ratable basis over the contract term, beginning on the date that the solution or service is made available to the customer. Our contractual recurring revenue contracts are generally for a term of three years at contract inception with three-year renewals thereafter, billed annually in advance and non-cancelable.
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

74	2024 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Costs of obtaining contracts, contract assets and deferred revenue
We pay sales commissions at the time contracts with customers are signed or shortly thereafter, depending on the size and duration of the sales contract. Sales commissions and related fringe benefits earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized in a manner that aligns with the expected period of benefit, which we have determined to be six years. We determined the period of benefit by taking into consideration our customer contracts, including renewals, retention, our technology and other factors. We generally do not pay commissions for contract renewals that are commensurate with the commission paid on the initial contract. The related amortization expense is included in sales, marketing and customer success expense in our consolidated statements of comprehensive loss.
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
We record all derivative instruments on our consolidated balance sheets at fair value as either an asset or liability. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value of the derivative are recorded in other comprehensive loss and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. If the derivative is designated as a net investment hedge, the effective portions of the changes in fair value of the derivative are recorded to translation adjustment, a component of other comprehensive loss, and recognized in earnings only when the hedged investment is liquidated. Ineffective portions of the changes in the fair value of cash flow hedges are recognized currently in earnings. See Note 10 to these consolidated financial statements for further discussion of our derivative instruments.

2024 Form 10-K	75

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Cash and cash equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less and cash items in transit to be cash equivalents.
Restricted cash due to customers; Customer funds receivable; Due to customers
Restricted cash due to customers consists of monies collected and held at banks, payment processors, or other financial institutions (or in transit) and payable to our customers, net of the associated transaction fees earned. Monies associated with amounts due to customers are segregated in separate bank accounts and used exclusively for the payment of amounts due to customers. This usage restriction is either legally or internally imposed and reflects our intention with regard to such deposits. Customer funds receivable consists of monies we expect to collect and remit to our customers.
Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted cash due to customers and accounts receivable. Our cash and cash equivalents and restricted cash due to customers are placed with high credit-quality financial institutions. Our accounts receivable is derived from sales to customers. With respect to accounts receivable, we perform ongoing evaluations of our customers and maintain an allowance for credit losses based on historical experience and our expectations of future credit losses. As of and for the years ended December 31, 2024, 2023 and 2022, there were no significant concentrations with respect to our consolidated revenues or accounts receivable.
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
Construction-in-progress primarily related to purchases of information technology assets which had not been placed in service at the respective balance sheet dates. We transfer these assets to the applicable property and equipment category on the date they are placed in service. There was no capitalized interest applicable to construction-in-progress for the years ended December 31, 2024 and 2023.
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

76	2024 Form 10-K

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
The quantitative impairment test compares the fair values of identified reporting units with their respective carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Based on our current internal reporting structure, we have one operating segment, one reportable segment, and one reporting unit. In each of 2024, 2023 and 2022, we performed the quantitative impairment test, which indicated that the estimated fair values of the identified reporting units significantly exceeded their respective carrying values. There were no impairments of goodwill during 2024, 2023 and 2022.
Intangible assets other than goodwill
We amortize finite-lived intangible assets over their estimated useful lives as follows.

	Basis of amortization	Amortization period (in years)
Customer relationships	Straight-line and Curve of Economic Benefit(1)	10-17
Marketing assets	Straight-line and Curve of Economic Benefit(1)	15
Developed technology	Straight-line and Curve of Economic Benefit(1)	3-14
(1)Certain of the customer relationships, marketing assets and developed technology assets are amortized on a curve that represents the expected period of economic benefit.
We write off the gross carrying amount and accumulated amortization balances for all fully amortized intangible assets. We evaluate the estimated useful lives and the potential for impairment of finite and indefinite-lived intangible assets on an annual basis or more frequently if events or circumstances indicate revised estimates of useful lives may be appropriate or that the carrying amount may be impaired. If the carrying amount of a finite-lived intangible asset is no longer recoverable based upon the undiscounted cash flows of the asset, the amount of impairment is the difference between the carrying amount and the fair value of the asset. All of our intangible assets were acquired in business combinations. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain intangible assets during 2024 and 2022. There were no impairments of acquired intangible assets during 2023.
Impairment of long-lived assets
We review long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset or asset group is impaired. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain long-lived assets during 2024, 2023 and 2022.
Deferred financing costs and debt discount
Deferred financing costs included in other assets represent the direct third-party costs of entering into the revolving (line-of-credit) portion of our credit facility in April 2024 and portions of the unamortized deferred financing costs from prior facilities. These costs are amortized ratably over the term of the credit facility as interest expense.

2024 Form 10-K	77

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Other debt issuance costs, as well as the debt discount associated with the 2024 Credit Facilities (as defined below) and portions of the unamortized balances from prior facilities, are recorded as a direct deduction from debt. These costs are amortized over the term of the credit facility as interest expense.
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
Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other income, net. For the years ended December 31, 2024 and 2022, we recorded net foreign currency gains that were insignificant and $4.6 million, respectively. During the year ended December 31, 2023, we recorded a net foreign currency loss that was insignificant.
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

78	2024 Form 10-K

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
Qualifying capitalized software and content development costs are amortized on a straight-line basis over the software asset's estimated useful life, which is generally three to seven years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain capitalized software and content development costs during 2024 and 2022. There were no impairments of capitalized software assets during 2023. We write off the gross carrying amount and accumulated amortization balances for all fully amortized capitalized software and content development cost assets.
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
Below is a summary of the changes in our allowance for credit losses.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Write-off	Recovery	Balance at end of year
2024	$6,096	$3,010	$(4,833)	$215	$4,488
2023	6,022	2,012	(2,539)	601	6,096
2022	9,375	1,281	(5,162)	528	6,022
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
Below is a summary of the changes in our allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Deduction	Balance at end of year
2024	$811	$2,966	$(3,037)	$740
2023	1,296	2,488	(2,973)	811
2022	1,780	4,785	(5,269)	1,296

2024 Form 10-K	79

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Advertising costs
We expense advertising costs as incurred, which were $16.0 million, $14.0 million and $16.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Restructuring costs
Restructuring costs include charges for the costs of exit or disposal activities. The liability for costs associated with exit or disposal activities is measured initially at fair value and only recognized when the liability is incurred.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, accrued expense and other current liabilities, and operating lease liabilities, net of current portion in our consolidated balance sheet as of December 31, 2024 and 2023.
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

80	2024 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

3. Business Combinations and Dispositions
2024 dispositions
EVERFI, LLC
On December 31, 2024, we disposed of our EVERFI business, formerly a wholly-owned subsidiary of Blackbaud, Inc, to a private investment firm that is unaffiliated with Blackbaud for nominal cash consideration. We incurred $14.0 million of costs associated with the disposition of this business, all of which were recorded as accrued expenses and other liabilities as of December 31, 2024. As a result of the disposition, we recorded a loss of $15.2 million, which included direct costs to sell the business. This loss on disposition together with EVERFI impairment charges are recorded within EVERFI disposition on our consolidated statements of comprehensive loss for the year ended December 31, 2024. See Note 4 to these consolidated financial statements for additional information about the EVERFI impairment charges.
EVERFI Limited
On March 2, 2024, we completed a transaction to divest our U.K.-based creative services business EVERFI Limited, formerly a wholly-owned subsidiary of EVERFI, Inc, which was a wholly-owned subsidiary of Blackbaud, Inc. EVERFI Limited's total revenue during 2023 was $8.4 million. We incurred an insignificant amount of legal costs associated with the disposition of this business. As a result of the disposition, we recorded a $1.6 million loss, which was recorded in general and administrative expense on our consolidated statements of comprehensive loss for the year ended December 31, 2024.
2022 disposition
Blackbaud FIMS™ and DonorCentral® NXT
On September 9, 2022, we sold our Foundation Information Management System ("FIMS") and DonorCentral NXT solutions to Fusion Laboratories, LLC for cash proceeds of approximately $6.4 million, net of closing adjustments. During the year ended December 31, 2022, we recognized a noncash impairment charge of $2.0 million against certain insignificant FIMS customer relationship intangible assets that were then held for sale. The impairment charge was recorded in general and administrative expense on our consolidated statements of comprehensive loss.
2022 acquisition
Kilter
On August 19, 2022, we acquired all of the outstanding stock of Kilter, Inc., a Delaware corporation, pursuant to an agreement and plan of merger, for approximately $2.9 million in cash, net of closing adjustments. In addition to the consideration paid at closing, the agreement and plan of merger included cash consideration payable, up to a maximum of $3.0 million, if during the two-year period commencing January 1, 2023 Kilter met certain application participation targets. These targets were not met and, therefore, no liability is recorded as of December 31, 2024. Fair values were also assigned to the other assets acquired and liabilities assumed, primarily consisting of goodwill and a finite-lived developed technology intangible asset, which will be amortized over an estimated useful life of three years. We finalized the purchase price allocation of Kilter, including the valuation of assets acquired and liabilities assumed, during the third quarter of 2023. Insignificant acquisition-related costs, which primarily consisted of legal services, were recorded as general and administrative expense during the year ended December 31, 2023.

2024 Form 10-K	81

Blackbaud, Inc.
Notes to Consolidated Financial Statements

4. Goodwill and Other Intangible Assets
The change in goodwill during 2024 consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2023	$1,053,738
Effect of foreign currency translation	(1,232)
Balance at December 31, 2024	$1,052,506
We have recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset and related amortization as of:

	December 31,
(dollars in thousands)	2024	2023
Finite-lived gross carrying amount
Customer relationships	$243,203	$570,104
Marketing assets	29,876	71,308
Developed technology	110,606	182,956
Content	—	17,900
Total finite-lived gross carrying amount	383,685	842,268
Accumulated amortization
Customer relationships	(173,720)	(174,982)
Marketing assets	(11,660)	(11,985)
Developed technology	(65,424)	(69,386)
Content	—	(3,978)
Total accumulated amortization	(250,804)	(260,331)
Intangible assets, net	$132,881	$581,937
During the year ended December 31, 2024, changes to the gross carrying amounts of intangible asset classes were primarily related to the EVERFI impairment charges and subsequent disposition discussed below, write-offs of fully amortized intangible assets and the effect of foreign currency translation.
EVERFI impairment charges
In July 2024, we hired a strategic advisor to assist us in considering a range of alternatives for EVERFI, one of which included a potential divestiture of the business. As part of evaluating alternatives for EVERFI, during the fourth quarter of 2024, we prepared a revised business forecast that included a new level of detail, including separately identifiable cash flows for EVERFI. The Company then reassessed its asset groupings under ASC 360-10 and determined there was a new asset group for EVERFI and evaluated this asset group for potential impairment. On December 9, 2024, the Company concluded that a material impairment charge was required related to its EVERFI asset group, which primarily included finite-lived intangible assets and capitalized software and content development costs. On December 29, 2024, we classified EVERFI's assets and liabilities as held for sale and we determined there would be an additional impairment charge to record the EVERFI disposal group at its estimated fair value less costs to sell resulting in total noncash impairment charges of $390.2 million. On December 31, 2024, we disposed of EVERFI for a nominal amount that resulted in a loss on disposition of $15.2 million, which together with the impairment charges, is recorded within EVERFI disposition on our consolidated statements of

82	2024 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
comprehensive loss. See Note 3 to these consolidated financial statements for additional information about the disposition of EVERFI.
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
The following table summarizes amortization expense of our finite-lived intangible assets:

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
Included in cost of revenue:
Cost of recurring	$55,659	$51,079	$47,085
Cost of one-time services and other	1,298	1,384	1,407
Total included in cost of revenue	56,957	52,463	48,492
Included in operating expenses	3,541	3,139	2,925
Total amortization of intangibles from business combinations	$60,498	$55,602	$51,417
The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of December 31, 2024:

Years ending December 31, (dollars in thousands)	Amortization expense
2025	29,498
2026	23,771
2027	20,518
2028	15,484
2029	14,061
Total	$103,332

2024 Form 10-K	83

Blackbaud, Inc.
Notes to Consolidated Financial Statements

5. (Loss) Earnings Per Share
The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Years ended December 31,
(dollars in thousands, except per share amounts)	2024	2023	2022
Numerator:
Net (loss) income	$(283,172)	$1,820	$(45,407)
Denominator:
Weighted average common shares	50,560,538	52,546,406	51,569,148
Add effect of dilutive securities:
Restricted stock and units	—	1,174,936	—
Weighted average common shares assuming dilution	50,560,538	53,721,342	51,569,148
(Loss) earnings per share
Basic	$(5.60)	$0.03	$(0.88)
Diluted	$(5.60)	$0.03	$(0.88)

Anti-dilutive shares excluded from calculations of diluted (loss) earnings per share	54,236	45,614	1,046,307
Diluted loss per share for the years ended December 31, 2024 and 2022 was the same as basic loss per share as there were net losses in each period and inclusion of potentially dilutive securities was anti-dilutive.

84	2024 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

6. Fair Value Measurements
Recurring fair value measurements
Financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair value as of December 31, 2024
Financial assets:
Interest rate swaps	$—	$9,262	$—	$9,262
Foreign currency forward contracts	—	1,288	—	1,288
Total financial assets	$—	$10,550	$—	$10,550

Fair value as of December 31, 2023
Financial assets:
Interest rate swaps	$—	$16,198	$—	$16,198
Total financial assets	$—	$16,198	$—	$16,198

Fair value as of December 31, 2023
Financial liabilities:
Interest rate swaps	$—	$5,004	$—	$5,004
Foreign currency forward contracts	—	536	—	536
Contingent consideration obligations	—	—	1,403	1,403
Total financial liabilities	$—	$5,540	$1,403	$6,943
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
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at December 31, 2024 and December 31, 2023, due to the immediate or short-term maturity of these instruments.

2024 Form 10-K	85

Blackbaud, Inc.
Notes to Consolidated Financial Statements
We believe the carrying amount of our debt approximates its fair value at December 31, 2024 and December 31, 2023, as the debt bears interest rates that approximate market value. As SOFR rates are observable at commonly quoted intervals, our debt under the 2024 Credit Facilities (as defined below) is classified within Level 2 of the fair value hierarchy. The fair value of our fixed rate debt does not exceed the carrying amount.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the years ended December 31, 2024, 2023 and 2022.
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
During the year ended December 31, 2024, we recorded noncash impairment charges of $367.5 million against certain intangible assets, noncash impairment charges of $22.6 million against certain previously capitalized software and content development costs, noncash impairment charges of $3.1 million against certain operating lease ROU assets and noncash impairment charges against certain property and equipment assets which were insignificant. See Notes 4, 7, and 11, respectively, to these consolidated financial statements for additional details.
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
There were no other non-recurring fair value adjustments during 2024, 2023 and 2022 except for certain business combination accounting adjustments to the initial fair value estimates of the assets acquired and liabilities assumed at the acquisition date from updated estimates and assumptions during the measurement period. See Note 3 to these consolidated financial statements for additional details.

86	2024 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

7. Property and Equipment and Software and Content Development Costs
Property and equipment
Property and equipment consisted of the following as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2024	2023
Land	—	$9,548	$9,548
Building	39	61,284	61,284
Building improvements	4 - 20	12,112	11,720
Equipment	1 - 5	2,448	2,646
Computer hardware	1 - 5	36,632	50,064
Computer software	1 - 5	20,455	21,982
Construction in progress	—	—	1,611
Furniture and fixtures	1 - 7	4,849	3,187
Leasehold improvements	Lesser of lease term or estimated useful life	10,206	10,345
Total property and equipment		157,534	172,387
Less: accumulated depreciation		(65,608)	(73,698)
Property and equipment, net		$91,926	$98,689

Depreciation expense was $12.8 million, $13.0 million and $14.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
During the years ended December 31, 2024 and 2022, we recorded insignificant noncash impairment charges against certain property and equipment assets. During the year ended December 31, 2023, we recorded noncash impairment charges of $1.1 million against certain property and equipment assets. Each of these impairment charges resulted from our entry into subleases for different portions of our Washington, DC office location, which we closed in February 2023 to align with our remote-first workforce strategy. These charges are included in general and administrative expense on our consolidated statements of comprehensive loss.
Software and content development costs
Software and content development costs consisted of the following as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2024	2023
Software development costs	3 - 7	$268,510	$287,519
Content development costs	5	—	6,945
Less: accumulated amortization		(120,191)	(134,270)
Software and content development costs, net		$148,319	$160,194
During the year ended December 31, 2024, we recorded noncash impairment charges of $22.6 million against certain previously capitalized software and content development costs. The impairment charges are included in EVERFI impairment charges within EVERFI disposition on our consolidated statements of comprehensive loss. For additional information, see the discussion of the EVERFI impairment charges in Note 4 to these consolidated financial statements.

2024 Form 10-K	87

Blackbaud, Inc.
Notes to Consolidated Financial Statements
During the year ended December 31, 2022, we recorded noncash impairment charges of $2.3 million against certain previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charges were reflected in general and administrative expense on the statements of comprehensive loss. These impairment charges resulted primarily from our decision to accelerate the end of customer support for certain solutions.
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
Amortization expense related to software and content development costs was $48.3 million, $42.8 million and $36.8 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included primarily in cost of recurring.

8. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	December 31, 2024	December 31, 2023
Restricted cash due to customers	$740,370	$695,489
Real estate escrow balances and other	1,514	1,517
Total restricted cash	$741,884	$697,006
Prepaid expenses and other assets

(dollars in thousands)	December 31, 2024	December 31, 2023
Costs of obtaining contracts(1)(2)	$57,911	$62,377
Prepaid software maintenance and subscriptions(3)	36,277	35,169
Derivative instruments	10,550	16,198
Implementation costs for cloud computing arrangements, net(4)(5)	10,450	9,259
Unbilled accounts receivable	7,067	5,615
Investment in equity securities(6)	4,943	—
Taxes, prepaid and receivable	4,257	3,418
Prepaid insurance	3,027	3,940
Other assets	14,026	14,346
Total prepaid expenses and other assets	148,508	150,322
Less: Long-term portion	67,221	51,037
Prepaid expenses and other current assets	$81,287	$99,285
(1)Amortization expense from costs of obtaining contracts was $20.1 million, $31.9 million and $33.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in sales, marketing and customer success expense in our consolidated statements of comprehensive loss.
(2)The current portion of costs of obtaining contracts as of December 31, 2024 and 2023 was $18.4 million and $25.3 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of December 31, 2024 and December 31, 2023 was $34.0 million and $32.4 million, respectively.
(4)These costs primarily relate to the multi-year implementations of our global enterprise resource planning and customer relationship management systems.
(5)Amortization expense from capitalized cloud computing implementation costs was $2.9 million, $2.5 million and $2.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Accumulated amortization for these costs was $10.6 million and $7.7 million as of December 31, 2024 and 2023, respectively.
(6)Represents a strategic investment that did not result in Blackbaud having significant influence over the investee.

88	2024 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Accrued expenses and other liabilities

(dollars in thousands)	December 31, 2024	December 31, 2023
Taxes payable	$15,844	$21,282
Accrued costs to sell EVERFI(1)	13,985	—
Customer credit balances	8,779	10,238
Stock-based compensation liability(2)	7,292	—
Operating lease liabilities, current portion	4,489	6,701
Unrecognized tax benefit	4,285	2,954
Accrued commissions and salaries	4,012	4,413
Accrued transaction-based costs related to payments services	3,903	4,323
Accrued health care costs	3,151	3,865
Accrued legal costs(3)	2,504	3,659
Accrued vacation costs	2,060	2,452
Derivative instruments	—	5,540
Contingent consideration liability	—	1,403
Other liabilities	10,035	7,750
Total accrued expenses and other liabilities	80,339	74,580
Less: Long-term portion	4,796	10,258
Accrued expenses and other current liabilities	$75,543	$64,322
(1)See Note 3 for a discussion of our sale of EVERFI on December 31, 2024.
(2)This stock-based compensation liability will be settled during 2025 using shares of the Company’s common stock.
(3)All accrued legal costs are classified as current. See Note 11 to these consolidated financial statements for additional information about our loss contingency accruals and other legal expenses.
Other income, net

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
Interest income	$9,846	$8,821	$1,746
Currency revaluation gains (losses)	487	(36)	4,635
Other income, net	4,216	4,076	2,332
Other income, net	$14,549	$12,861	$8,713

2024 Form 10-K	89

Blackbaud, Inc.
Notes to Consolidated Financial Statements

9. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Credit facility:
Revolving credit loans	$229,900	$114,100	6.37%	7.52%
Term loans	790,000	607,500	5.59%	3.51%
Real estate loans	55,135	56,745	5.23%	5.22%
Other debt	2,783	2,800	8.77%	8.42%
Total debt	1,077,818	781,145	5.75%	4.24%
Less: Unamortized discount and debt issuance costs	2,833	1,481
Less: Debt, current portion	23,875	19,259	6.21%	7.02%
Debt, net of current portion	$1,051,110	$760,405	5.73%	4.17%
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
We recorded an insignificant loss on debt extinguishment related to the write-off of debt discount and deferred financing costs for the portions of the 2020 Credit Agreement considered to be extinguished. This loss was recognized in the consolidated statements of comprehensive loss within other income, net.
In connection with our entry into the 2024 Credit Agreement, we paid $6.5 million in financing costs, of which $1.6 million were capitalized in other assets and, together with a portion of the unamortized deferred financing costs from the 2020 Credit Agreement and prior agreements, are being amortized into interest expense over the term of the new facility. As of December 31, 2024, deferred financing costs totaling $1.7 million were included in other assets on our consolidated balance sheets. We recorded aggregate financing costs of $3.6 million as a direct deduction from the carrying amount of our debt liability, which related to debt discount (fees paid to lenders) and debt issuance costs for the 2024 Term Facility.

90	2024 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
Under the terms of the 2024 Credit Agreement, we are entitled on one or more occasion, subject to the satisfaction of certain conditions, to request an increase in the commitments under the 2024 Revolving Facility and/or request additional incremental term loans in the aggregate principal amount of up to the sum of (i) the greater of (A) $360.0 million and (B) 100% of EBITDA (as defined in the 2024 Credit Agreement), plus (ii) at our option, up to an amount such that the net leverage ratio shall be no greater than 3.50 to 1.00. At December 31, 2024, our available borrowing capacity under the 2024 Credit Agreement was $468.7 million.
The 2024 Credit Agreement contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. Financial covenants include a net leverage ratio and an interest coverage ratio. At December 31, 2024, we were in compliance with our debt covenants under the 2024 Credit Facilities.
Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the Seller’s obligations under two senior secured notes with a then-aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). The Real Estate Loans require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038. At December 31, 2024, we were in compliance with our debt covenants under the Real Estate Loans.
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

2024 Form 10-K	91

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table summarizes our currently effective financing agreements as of December 31, 2024:

(dollars in thousands)	Term in Months	Number of Annual Payments	First Annual Payment Due	Original Loan Value
Effective dates of agreements(1):
December 2022	39	3	January 2023	$1,710
January 2023	36	3	April 2023	2,491
April 2024	36	3	May 2024	2,073
(1)Represent noncash investing and financing transactions during the periods indicated as we purchased software and services by assuming directly related liabilities.
The changes in supplier financing obligations during the years ended December 31, 2024, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2023	$2,800
Additions	2,073
Payments	(2,090)
Balance at December 31, 2024	$2,783
As of December 31, 2024, the required annual maturities related to the 2024 Credit Facilities, the Real Estate Loans and our other debt were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2025	$23,875
2026	22,660
2027	22,166
2028	22,375
2029	942,496
Thereafter	44,246
Total required maturities	$1,077,818

10. Derivative Instruments
We generally use derivative instruments to manage our interest rate and foreign currency exchange risk. We currently have derivatives classified as cash flow hedges and net investment hedges. We do not enter into any derivatives for trading or speculative purposes.
All of our derivative instruments are governed by International Swap Dealers Association, Inc. master agreements with our counterparties. As of December 31, 2024 and December 31, 2023, we have presented the fair value of our derivative instruments at the gross amounts in the consolidated balance sheet as the gross fair values of our derivative instruments equaled their net fair values.
Cash flow hedges
We have entered into interest rate swap agreements, which effectively convert portions of our variable rate debt under the 2024 Credit Facilities to a fixed rate for the term of the swap agreements. We designated each of the interest rate swaps as cash flow hedges at the inception of the contracts. Our entry into the 2024 Credit Agreement in April 2024 did not affect our interest rate swap agreements, including their designation as cash flow hedges, as the 2024 Credit Agreement has substantially the same critical terms as the 2020 Credit Agreement. As of December 31, 2024 and December 31, 2023, the aggregate notional values of the interest rate swaps were $700.0 million and $935.0 million, respectively. All of the contracts have maturities on or before October 2028.

92	2024 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian Dollar ("CAD") against changes in the exchange rate with the United States Dollar ("USD"). We designated each of these foreign currency forward contracts as cash flow hedges at the inception of the contracts. As of December 31, 2024 and December 31, 2023, the aggregate notional values of the foreign currency forward contracts designated as cash flow hedges that we held to buy USD in exchange for Canadian Dollars were $32.8 million CAD and $29.9 million CAD, respectively. All of the contracts have maturities of 12 months or less.
Net investment hedges
We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds ("GBP") into USD. We designated each of these foreign currency forward contracts as net investment hedges at the inception of the contracts. As of December 31, 2024 and December 31, 2023, the aggregate notional values of the foreign currency forward contracts designated as net investment hedges to reduce the volatility of the U.S. dollar value of a portion of our GBP-denominated investments was £12.9 million and £13.2 million, respectively.
The fair values of our derivative instruments were as follows as of:

		Asset derivatives			Liability Derivatives
(dollars in thousands)	Balance sheet location	December 31, 2024	December 31, 2023	Balance sheet location	December 31, 2024	December 31, 2023
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$—	$16,198	Accrued expenses and other current liabilities	$—	$—
Foreign currency forward contracts, current portion	Prepaid expenses and other current assets	1,288	—	Accrued expenses and other current liabilities	—	536
Interest rate swaps, long-term	Other assets	9,262	—	Other liabilities	—	5,004
Total derivative instruments designated as hedging instruments		$10,550	$16,198		$—	$5,540

2024 Form 10-K	93

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The effects of derivative instruments in cash flow and net investment hedging relationships were as follows:

	Gain recognized in accumulated other comprehensive loss as of	Location of gain reclassified from accumulated other comprehensive loss into (loss) income	Gain reclassified from accumulated other comprehensive loss into (loss) income
(dollars in thousands)	December 31, 2024		Year ended December 31, 2024
Cash Flow Hedges
Interest rate swaps	$9,262	Interest expense	$19,134
Foreign currency forward contracts	$937	Revenue	$479
Net Investment Hedge
Foreign currency forward contracts	$351		$—

	December 31, 2023		Year ended December 31, 2023
Cash Flow Hedges
Interest rate swaps	$11,194	Interest expense	$20,418
Foreign currency forward contracts	$(235)	Revenue	$388
Net Investment Hedges
Foreign currency forward contracts	$(301)		$—

	December 31, 2022		Year ended December 31, 2022
Cash Flow Hedges
Interest rate swaps	$31,870	Interest expense	$5,520
Foreign currency forward contracts	$247	Revenue	$165
Net Investment Hedges
Foreign currency forward contracts	$(323)		$—
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Excluding net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) and related tax effects are reclassified from accumulated other comprehensive income (loss) to current earnings. For net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to translation adjustment, a component of accumulated other comprehensive income (loss), and recognized in earnings only when the hedged GBP investment is liquidated. The estimated accumulated other comprehensive income as of December 31, 2024 that is expected to be reclassified into earnings within the next twelve months is $5.0 million. There were no ineffective portions of our interest rate swap or foreign currency forward derivatives during the years ended December 31, 2024, 2023 and 2022. See Note 14 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component. We classify cash flows related to derivative instruments as operating activities in the consolidated statements of cash flows.
We did not have any undesignated derivative instruments during 2024, 2023 and 2022.

11. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. As of December 31, 2024, we did not have any operating leases that had not yet commenced.

94	2024 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the components of our lease expense:

	Year ended December 31,
(dollars in thousands)	2024	2023	2022
Operating lease cost(1)	$6,430	$8,812	$9,501
Variable lease cost	1,131	1,431	1,670
Sublease income	(3,400)	(3,356)	(2,763)
Net lease cost	$4,161	$6,887	$8,408
(1)Includes short-term lease costs, which were immaterial.
During the years ended December 31, 2024, 2023, and 2022, we recorded noncash impairment charges of $3.1 million, $5.6 million, and $1.0 million, respectively, against certain operating lease ROU assets. These impairment charges resulted from our entry into subleases for different portions of our Washington, DC office location, which we closed in February 2023 to align with our remote-first workforce strategy. These charges are reflected in general and administrative expense on the statements of comprehensive loss.
Maturities of our operating lease liabilities as of December 31, 2024 were as follows:

Years ending December 31, (dollars in thousands)	Operating leases
2025	$6,254
2026	6,106
2027	6,207
2028	6,101
2029	5,457
Thereafter	15,232
Total lease payments	45,357
Less: Amount representing interest	(6,682)
Present value of future payments	$38,675
Our ROU assets and lease liabilities are included in the following line items in our consolidated balance sheet:

(dollars in thousands)	December 31, 2024	December 31, 2023
Operating leases
Operating lease ROU assets	$26,554	$36,927

Accrued expenses and other current liabilities	$4,489	$6,701
Operating lease liabilities, net of current portion	34,186	40,085
Total operating lease liabilities	$38,675	$46,786
The weighted average remaining lease terms and discount rates were as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term (years)	7.3	7.7	8.5
Weighted average discount rate	4.53%	4.70%	4.63%

2024 Form 10-K	95

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
(dollars in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,511	$10,983	$11,439
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	—	2,765	—
Other commitments
The term loans under the 2024 Credit Facilities require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2024 Credit Facilities in April 2029. The Real Estate Loans also require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of December 31, 2024, the remaining aggregate minimum purchase commitment under these arrangements was approximately $184.4 million through 2029.
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
As a result of the Security Incident, we are currently subject to certain legal proceedings and claims, as discussed below, and could be the subject of additional legal proceedings, claims, inquiries and investigations in the future that might result in

96	2024 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
adverse judgments, settlements, fines, penalties or other resolution. To limit our exposure to losses related to claims against us, including data breaches such as the Security Incident, we maintain $50 million of insurance above a $250 thousand deductible payable by us. As noted below, this coverage reduced our financial exposure related to the Security Incident in prior years.
We recorded expenses and offsetting insurance recoveries related to the Security Incident as follows:

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
Gross expense	$13,700	$53,426	$57,614
Offsetting insurance recoveries	—	—	(1,891)
Net expense	$13,700	$53,426	$55,723

The following summarizes our cumulative expenses, insurance recoveries recognized and insurance recoveries paid as of:

(dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cumulative gross expense	$175,131	$161,431	$108,005
Cumulative offsetting insurance recoveries recognized	(50,000)	(50,000)	(50,000)
Cumulative net expense	$125,131	$111,431	$58,005

Cumulative offsetting insurance recoveries paid	$(50,000)	$(50,000)	$(50,000)
Recorded expenses have consisted primarily of payments to third-party service providers and consultants, including legal fees, settlement of the previously disclosed SEC and multi-state Attorneys General investigation and Attorney General of the State of California investigation (discussed below), settlements of customer claims and accruals for certain loss contingencies. Not included in the expenses discussed above were costs associated with enhancements to our cybersecurity program. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our consolidated statements of comprehensive loss and as operating activities on our consolidated statements of cash flows. Total costs related to the Security Incident exceeded the limit of our insurance coverage during the first quarter of 2022. We expect to continue to incur expenses related to our response to the Security Incident, resolution of legal proceedings, claims and investigations, including those discussed below, and our efforts to further enhance our cybersecurity measures. For the year ended December 31, 2024, we incurred net pre-tax expense of $13.7 million related to the Security Incident, which included $7.0 million for ongoing legal fees. It also includes a settlement of loss contingencies of $6.8 million. Also, for the year ended December 31, 2024, we had net cash outlays of $15.9 million related to the Security Incident, which included ongoing legal fees and the $6.8 million paid during the third quarter of 2024 related to our settlement with the Attorney General of the State of California (discussed below). In line with our policy, legal fees are expensed as incurred. For the year ended December 31, 2025, we currently expect net pre-tax expense of approximately $2.0 million to $3.0 million and net cash outlays of approximately $3.0 million to $4.0 million for ongoing legal fees related to the Security Incident.
As of December 31, 2024, we have recorded approximately $0.7 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain customers related to the Security Incident that we believe we can reasonably estimate in accordance with our loss contingency procedures described above. Our liabilities for loss contingencies are recorded in accrued expenses and other current liabilities on our consolidated balance sheets. It is reasonably possible that our estimated or actual losses may change in the near term for those matters and be materially in excess of the amounts accrued, but we are unable at this time to reasonably estimate the possible additional loss.
There are other Security Incident-related matters for which we have not recorded a liability for a loss contingency as of December 31, 2024 because we are unable at this time to reasonably estimate the possible loss or range of loss. Each of these matters could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict, but could have a material adverse impact on our results of operations, cash flows or financial condition.

2024 Form 10-K	97

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Customer claims. To date, we have received approximately 260 specific requests from customers for reimbursement of expenses incurred by them related to the Security Incident, all of which have been fully resolved and closed or are inactive and are considered by us to have been abandoned by the customers. We have also received approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident, none of which resulted in claims submitted to us and are considered by us to have been abandoned by the customers. We have also received notices of proposed claims on behalf of a number of U.K. data subjects, which have been fully resolved and closed or are inactive and are considered by us to have been abandoned by the data subjects. In addition, insurance companies representing various customers’ interests through subrogation claims have contacted us, and certain insurance companies have filed subrogation claims in court, of which two cases remain active and unresolved.
Customer constituent class actions. Presently, we are a defendant in putative consumer class action cases in U.S. federal courts (which have been consolidated under multi district litigation to a single federal court) alleging harm from the Security Incident. The plaintiffs in these cases, who purport to represent various classes of individual constituents of our customers, generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees and other related relief.
On May 14, 2024, the United States District Court for the District of South Carolina (the "Court") issued a memorandum opinion and order (1) denying the multi district litigation plaintiffs' motion for class certification because of the plaintiffs' failure to meet their burden of proof as to ascertainability, (2) granting our motion to exclude the multi district litigation plaintiffs' expert on the issue of ascertainability, and (3) denying the multi district litigation plaintiffs' motion to exclude our expert on the issue of ascertainability. Further, the Court denied as moot all other pending motions. On July 30, 2024, the Fourth Circuit Court of Appeals denied the plaintiffs' petition for permission to appeal the Court's ruling. This litigation remains ongoing.
In December 2024 and January 2025, judges in Ontario and British Columbia, respectively, approved a settlement between us and plaintiffs in putative consumer class actions cases in Canada. In January 2025, the insignificant settlement was paid to Canadian charities designated in the settlement agreement as cy pres recipients.
Governmental investigations. As previously disclosed, we were subject to an investigation by the U.S. Department of Health and Human Services. We also responded to inquiries from the Office of the Australian Information Commissioner in September 2020 and the Office of the Privacy Commissioner of Canada in October 2020. Although we have not received notices of the termination of any of these inquiries and investigations, we believe that they are no longer active.
On June 13, 2024, we agreed to a Final Judgment and Permanent Injunction with the Attorney General of the State of California (the "Final Judgment") relating to the Security Incident. This settlement fully resolved the last remaining U.S. state attorney general investigation into the Security Incident. Under the terms of the settlement, we agreed to comply with applicable laws; not to make misleading statements related to our data protection, privacy, security, confidentiality, integrity, breach notification requirements, and similar matters; and to implement and improve certain cybersecurity programs and tools. The terms of the settlement with California are generally consistent with those to which we agreed in settling with the other 49 state Attorneys General and the District of Columbia on October 5, 2023, as discussed below. As part of the settlement, we also paid a total of $6.8 million to the State of California. Nothing contained in the Final Judgment is intended to be, and shall not in any event be construed or deemed to be, an admission or concession or evidence of any liability or wrongdoing whatsoever on the part of Blackbaud or any fact or violation of law, rule, or regulation. For more information, see the Final Judgment and Permanent Injunction of the State of California, County of San Diego that was furnished as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 14, 2024.
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

98	2024 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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

12. Income Taxes
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the U.K., Australia, Ireland and Costa Rica. We are generally subject to U.S. federal income tax examination for calendar tax years 2021 through 2024 as well as state and foreign income tax examinations for various years depending on statutes of limitations of those jurisdictions.
The following summarizes the components of income tax (benefit) expense:

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
Current taxes:
U.S. Federal	$36,367	$18,879	$3,485
U.S. State and local	8,433	12,331	5,708
International	11,792	8,982	7,283
Total current taxes	56,592	40,192	16,476
Deferred taxes:
U.S. Federal	(65,559)	(18,303)	(16,880)
U.S. State and local	(18,472)	(5,895)	(9,319)
International	(980)	(170)	(445)
Total deferred taxes	(85,011)	(24,368)	(26,644)
Total income tax (benefit) provision	$(28,419)	$15,824	$(10,168)
The following summarizes the components of (loss) income before provision for income taxes:

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
U.S.	$(365,356)	$(22,074)	$(91,493)
International	53,765	39,718	35,918
(Loss) income before provision for income taxes	$(311,591)	$17,644	$(55,575)

2024 Form 10-K	99

Blackbaud, Inc.
Notes to Consolidated Financial Statements
A reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate our income tax provision is as follows:

	Years ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State income taxes, net of federal benefit	2.2	20.0	1.5
Change in foreign income tax rate applied to deferred tax balances	—	—	0.1
Change in state income tax rate applied to deferred tax balances	(0.1)	7.1	1.8
Federal credits generated	1.9	(42.3)	11.5
Stock-based compensation	1.3	13.4	(6.3)
Sale of subsidiary	1.0	—	—
FDII benefit	0.6	(10.2)	2.3
State credits, net of federal benefit	0.5	(9.1)	7.2
Return to accrual adjustment	(0.1)	(8.3)	1.4
Nondeductible meals, entertainment and transportation	(0.2)	4.4	(0.7)
GILTI inclusion	(0.4)	9.3	(2.6)
Nondeductible security incident-related fines or penalties	(0.5)	35.7	(8.7)
Foreign tax rate	(0.5)	6.1	1.0
Unrecognized tax benefit	(0.7)	0.7	0.5
Section 162(m) limitation	(1.7)	30.1	(6.4)
Change in valuation reserve	(15.1)	10.8	(5.4)
Other	(0.1)	1.0	0.1
Income tax provision effective rate	9.1%	89.7%	18.3%
The decrease in our effective income tax rate for year ended December 31, 2024, when compared to the same period in 2023, was primarily attributable to the valuation allowance recorded in the current period. As of December 31, 2024, we recorded a valuation allowance against all of our U.S. deferred tax assets in excess of deferred tax liabilities due to the combination of our cumulative pretax loss position and net deferred tax asset position resulting from our divestiture of EVERFI. We intend to continue maintaining a full valuation allowance on our U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Furthermore, the effect of our various rate drivers is reversed by the Company’s 2024 loss position versus income in 2023.

100	2024 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in thousands)	2024	2023
Deferred tax assets relating to:
Capitalized R&D and software costs	$78,809	$47,351
Federal, state and foreign tax credits	31,495	39,260
Stock-based compensation	17,176	24,717
Operating leases	10,751	12,867
Deferred revenue	7,633	5,992
Capital loss carryforward	7,282	—
Federal and state and foreign net operating loss carryforwards	4,825	7,061
Allowance for credit losses	1,441	1,702
Intangible assets	969	1,050
Accrued bonuses	316	314
Other	1,615	2,982
Total deferred tax assets	162,312	143,296
Deferred tax liabilities relating to:
Intangible assets	(50,530)	(160,172)
Costs of obtaining contracts	(13,136)	(13,870)
Operating leases	(7,338)	(9,865)
Fixed assets	(4,716)	(5,833)
Other	(9,010)	(8,342)
Total deferred tax liabilities	(84,730)	(198,082)
Valuation allowance	(86,672)	(37,862)
Net deferred tax liability	$(9,090)	$(92,648)
As of December 31, 2024, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $11.8 million, $0.7 million and $42.7 million, respectively. Of our federal net operating loss carryforwards, $9.4 million are subject to expiration beginning in 2025 while the remainder have an unlimited carryforward period. The state net operating loss carryforwards are subject to various applicable state tax laws. If not utilized, the state net operating loss carryforwards will expire over various periods beginning in 2025. Our foreign net operating loss carryforwards have an unlimited carryforward period. Our state tax credit carryforwards for income tax purposes were approximately $31.3 million, net of federal benefit. If not utilized, the state tax credit carryforwards will begin to expire in 2025. We also have federal and state capital loss carryforwards of $30.2 million expiring in 2029. The foreign and state net operating loss carryforwards, capital loss carryforward and state credit carryforwards have a valuation reserve due to management's uncertainty regarding the future ability to use such carryforwards.
The following table illustrates the change in our deferred tax asset valuation allowance:

Years ended December 31, (dollars in thousands)	Balance at beginning of year	Charges to expense	Balance at end of year
2024	$37,862	$48,810	$86,672
2023	34,769	3,093	37,862
2022	31,974	2,795	34,769

2024 Form 10-K	101

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the change to our unrecognized tax benefit for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
Balance at beginning of year	$3,240	$3,083	$3,651
Increases from prior period positions	1,249	101	89
Increases from current period positions	706	762	629
Decreases in prior year positions	—	(118)	(908)
Settlements (payments)	—	(160)	—
Lapse of statute of limitations	—	(428)	(378)
Balance at end of year	$5,195	$3,240	$3,083
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $5.2 million at December 31, 2024. Certain prior period amounts relating to our 2014 acquisitions were covered under indemnification agreements and, therefore, had a corresponding indemnification asset. Due to lapse of statute of limitations, the indemnified unrecognized tax benefit was released in 2022 resulting in income tax benefit with offsetting expense included in pretax income from corresponding release of indemnification asset. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2024 and December 31, 2023 was $0.9 million and insignificant, respectively. The total amount of interest and penalties included in the consolidated statements of comprehensive loss as an increase or decrease in income tax expense for 2024 was $0.8 million and for 2023 and 2022 was insignificant.
We have taken federal and state tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2024 was insignificant.
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

13. Stock-based Compensation
Employee stock-based compensation plans
Under the 2016 Equity and Incentive Compensation Plan Amended and Restated as of June 12, 2024 (the "2016 Equity Plan"), we may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards and cash incentive awards to employees, directors and consultants. Our Compensation Committee of the Board of Directors administers this plan and the stock-based awards are granted under terms determined by it.
The total number of authorized stock-based awards available under our plan was 3,823,058 as of December 31, 2024. We issue common stock from our pool of authorized stock upon exercise of stock options and stock appreciation rights, vesting of restricted stock units or upon granting of restricted stock.

102	2024 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Recently, we have issued three types of awards under our plans: restricted stock awards, time-based restricted stock units, and performance-based restricted stock units. The following table sets forth the number of awards outstanding for each award type as of:

	Outstanding at December 31,
Award type	2024	2023
Restricted stock awards	814,336	1,101,702
Time-based restricted stock units	616,035	607,100
Performance-based restricted stock units	1,029,214	1,209,515
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
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive loss based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Years ended December 31,
(in thousands)	2024	2023	2022
Included in cost of revenue:
Cost of recurring	$12,606	$14,052	$11,258
Cost of one-time services and other	1,486	2,606	3,178
Total included in cost of revenue	14,092	16,658	14,436
Included in operating expenses:
Sales, marketing and customer success	17,946	24,892	21,409
Research and development	26,488	30,780	24,207
General and administrative	46,442	55,432	50,242
Total included in operating expenses	90,876	111,104	95,858
Total stock-based compensation expense	$104,968	$127,762	$110,294
The total amount of compensation cost related to unvested awards not recognized was $67.6 million at December 31, 2024. It is expected that this amount will be recognized over a weighted average period of 1.2 years.

2024 Form 10-K	103

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
The following table summarizes our unvested restricted stock awards as of December 31, 2024, and changes during the year then ended:

	Restricted stock awards	Weighted average grant-date fair value	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2024	1,101,702	$64.92
Granted	422,685	69.86
Forfeited	(77,785)	65.27
Vested	(632,266)	67.47
Unvested at December 31, 2024	814,336	66.27	$60,196
(1)The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of restricted stock awards that vested during the years ended December 31, 2024, 2023 and 2022 was $42.7 million, $42.7 million and $41.0 million, respectively. The weighted average grant-date fair value of restricted stock awards granted during the years ended December 31, 2023 and 2022 was $62.59 and $60.90, respectively.
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
The following table summarizes our unvested, time-based restricted stock units as of December 31, 2024, and changes during the year then ended:

	Time-based restricted stock units	Weighted average grant-date fair value	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2024	607,100	$64.01
Granted	330,913	67.73
Forfeited	(30,834)	70.03
Vested	(291,144)	66.54
Unvested at December 31, 2024	616,035	65.08	$45,537
(1)The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of time-based restricted stock units that vested during the years ended December 31, 2024, 2023 and 2022 was $19.4 million, $13.5 million and $9.3 million, respectively. The weighted average grant date fair value of time-based restricted stock units granted for the years ended December 31, 2023 and 2022 was $61.37 and $62.38, respectively.

104	2024 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table summarizes our unvested, performance-based restricted stock units as of December 31, 2024, and changes during the year then ended:

	Performance-based restricted stock units	Weighted average grant-date fair value	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2024	1,209,515	$61.29
Granted	778,467	67.90
Forfeited	(51,271)	66.66
Vested(2)	(907,497)	61.17
Unvested at December 31, 2024	1,029,214	66.92	$76,079
(1)The intrinsic value is calculated as the market value as of the end of the fiscal period.
(2)This amount represents the target number of shares that were eligible to be earned and vested. The number of shares earned and vested based on actual results when compared to the performance conditions was 1,119,025 and those shares had a weighted average grant date fair value of $61.17.
The total fair value of performance-based restricted stock units that vested during the years ended December 31, 2024, 2023 and 2022 was $55.5 million, $50.9 million, and $50.5 million, respectively. The weighted average grant date fair value of performance-based restricted stock units granted for the years ended December 31, 2023 and 2022 was $59.62 and $61.79, respectively.

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
In March 2024, we entered into an issuer forward repurchase transaction with a large financial institution to repurchase an aggregate $200 million of shares of our common stock (the "ASR Transaction"). Pursuant to the terms of the ASR Transaction, we provided the financial institution with a prepayment of $200 million and received an initial delivery of 2.1 million shares of our common stock, representing approximately 70% of the total shares then-expected to be repurchased under the ASR Transaction. The final number of shares of common stock delivered to us under the ASR Transaction was based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR Transaction, less a discount and subject to customary adjustments upon events affecting the common stock (e.g., dilutive or concentrative events, mergers and acquisitions, and market disruptions). We funded the ASR Transaction prepayment with borrowings pursuant to a revolving credit loan under the then effective 2020 Credit Agreement. On October 29, 2024, in connection with the settlement of the ASR Transaction, we received approximately 490,000 shares of our common stock, in addition to the 2.1 million shares received in March 2024. The difference of $9.2 million between the prepayment of $200 million and the value of the shares repurchased on the ASR Transaction is classified as a reduction to additional paid-in capital within our consolidated statement of stockholders' equity. No cash was exchanged as part of the settlement of the ASR Transaction.
On July 16, 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by expanding the total capacity under the program from $500.0 million to $800.0 million available for repurchases.

2024 Form 10-K	105

Blackbaud, Inc.
Notes to Consolidated Financial Statements
During the year ended December 31, 2024, we repurchased an aggregate of 5,362,439 shares for $418.0 million, including the shares repurchased pursuant to the ASR Transaction. The remaining amount available to purchase stock under the approved stock repurchase program was $644.6 million as of December 31, 2024.
Changes in accumulated other comprehensive (loss) income by component
The changes in accumulated other comprehensive (loss) income by component, consisted of the following:

	Years ended December 31,
(in thousands)	2024	2023	2022
Accumulated other comprehensive (loss) income, beginning of period	$(1,688)	$8,938	$6,522
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income balance, beginning of period	$8,158	$23,833	$5,257
Other comprehensive income (loss) before reclassifications, net of tax effects of $(5,080), $201 and $(8,068)	14,047	(271)	22,772
Amounts reclassified from accumulated other comprehensive income (loss)	(19,613)	(20,806)	(5,685)
Tax expense included in provision for income taxes	5,207	5,402	1,489
Total amounts reclassified from accumulated other comprehensive income (loss)	(14,406)	(15,404)	(4,196)
Net current-period other comprehensive (loss) income	(359)	(15,675)	18,576
Accumulated other comprehensive income balance, end of period	$7,799	$8,158	$23,833
Foreign currency translation adjustment:
Accumulated other comprehensive (loss) income balance, beginning of period	$(9,846)	$(14,895)	$1,265
Translation adjustment	(2,822)	5,049	(16,160)
Accumulated other comprehensive loss balance, end of period	(12,668)	(9,846)	(14,895)
Accumulated other comprehensive (loss) income, end of period	$(4,869)	$(1,688)	$8,938

15. Defined Contribution Plan
We have a defined contribution 401(k) plan (the "401K Plan") covering substantially all employees. Employees were able to contribute between 1% and 75% of their salaries in 2024, 2023 and 2022. We match 50% of qualified employees’ contributions up to 6% of their salary. The 401K Plan also provides for additional employer contributions to be made at our discretion. Total matching contributions to the 401K Plan for the years ended December 31, 2024, 2023 and 2022 were $8.2 million, $7.8 million and $9.3 million, respectively.
There were no discretionary contributions by us to the 401K Plan in 2024, 2023 and 2022.

16. Segment Information
We have one operating segment and one reportable segment. Our CODM is our chief executive officer ("CEO"), who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about our revenue, for purposes of making decisions about assessing financial performance and allocating resources. Our CEO considers costs of revenue, sales, marketing and customer success, research and development, and general and administrative expense categories on our consolidated statements of comprehensive loss as significant. Our CEO uses consolidated operating margin and net income as the primary measures of profit or loss. These financial metrics are used by our CEO to make key operating decisions, such as the allocation of budget between costs of revenues and our different operating expense categories.
Our other segment items include amortization, interest expense, other income, net, and income tax (benefit) provision on our consolidated statements of comprehensive loss.

106	2024 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table presents long-lived assets by geographic region based on the location of the assets. For purposes of this disclosure, long-lived assets includes property and equipment, net and operating lease ROU assets.

	Years ended December 31,
(dollars in thousands)	2024	2023
United States	$117,582	$134,316
Other countries	898	1,300
Total long-lived assets	$118,480	$135,616
See Note 17 to these consolidated financial statements for information about our revenues by geographic region.

17. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of December 31, 2024, approximately $1.2 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 55% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for which we recognize revenue at the amount to which we have the right to invoice for services performed (transactional revenue).
Contract balances
Our contract assets as of December 31, 2024 and December 31, 2023 were insignificant. Our closing balances of deferred revenue were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Total deferred revenue	$361,544	$394,927
The decrease in deferred revenue during 2024 was primarily due to our divestiture of EVERFI on December 31, 2024. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter. The amount of revenue recognized during 2024 that was included in the deferred revenue balance at the beginning of the period was approximately $376 million. The amount of revenue recognized during 2024 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the location of our customers:

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
United States	$988,536	$945,580	$896,116
United Kingdom	104,028	100,833	101,026
Other countries	62,931	59,019	60,963
Total revenue	$1,155,495	$1,105,432	$1,058,105

2024 Form 10-K	107

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The Social Sector and Corporate Sector market groups comprised our go-to-market organizations as of December 31, 2024. The following is a description of each market group as of that date:
•The Social Sector market group focuses on sales to customers and prospects in the social sector, such as nonprofits, foundations, education institutions, healthcare organizations and other not-for-profit entities globally, and includes JustGiving; and
•The Corporate Sector market group focuses on sales to customers and prospects in the corporate sector globally, and included EVERFI and YourCause.
The following table presents our revenue by market group:

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
Social Sector	$1,022,215	$954,845	$907,197
Corporate Sector	133,280	150,587	150,908
Total revenue	$1,155,495	$1,105,432	$1,058,105
The following table presents our recurring revenue by type:

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
Contractual recurring	$775,075	$738,351	$709,097
Transactional recurring	354,039	333,169	302,636
Total recurring revenue	$1,129,114	$1,071,520	$1,011,733

18. Subsequent Events
Release from Washington, DC lease
In February 2025, we made a one-time cash release payment of $28 million to the lessor in connection with a release from our lease for office space in Washington, DC (which was acquired as part of our acquisition of EVERFI in December 2021). Due to our remote-first workforce strategy, we had not used the office space since February 2023 and had subleased a portion of the space.

108	2024 Form 10-K

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended December 31, 2024 with respect to our operations that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8 of this Annual Report on Form 10-K.

2024 Form 10-K	109

Blackbaud, Inc.
ITEM 9B. OTHER INFORMATION

Trading Plans Adopted or Terminated
The following table provides information about trading arrangements adopted or terminated by certain of our officers and directors during the three months ended December 31, 2024.

						Trading arrangement(1)		Aggregate number of securities to be sold under plan
Name and Title	Action	Date of Adoption	Plan effective date	Plan end date	Plan duration (months)	Rule 10b5-1	Non-Rule 10b5-1
David J. Benjamin Executive Vice President and Chief Commercial Officer	Adoption	11/28/24	3/07/25	10/31/25	Eight	X		17,478
Kevin R. McDearis Executive Vice President and Chief Technology Officer	Adoption	11/30/24	3/17/25	10/31/25	Eight	X		31,557
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
None of our officers or directors adopted or terminated a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

110	2024 Form 10-K

Blackbaud, Inc.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Election of Directors,” “Information Regarding Meetings of the Board and Committees,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics and Code of Ethics” and "Insider Trading Arrangements and Policies" contained in Blackbaud’s Proxy Statement for the 2025 Annual Meeting of Stockholders expected to be held on June 11, 2025, except for "Information About Our Executive Officers" which is set forth in Part I of this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information under the captions "Director Compensation," “Executive Compensation,” “Compensation Discussion and Analysis,” “2024 Summary Compensation Table,” "CEO Pay Ratio" and "Pay Versus Performance" contained in Blackbaud’s Proxy Statement for the 2025 Annual Meeting of Stockholders expected to be held on June 11, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from information under the captions “Stock Ownership” and "Equity Compensation Plan Information" contained in Blackbaud’s Proxy Statement for the 2025 Annual Meeting of Stockholders expected to be held on June 11, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information under the captions “Transactions with Related Persons,” and “Independence of Directors” contained in Blackbaud’s Proxy Statement for the 2025 Annual Meeting of Stockholders expected to be held on June 11, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report,” contained in Blackbaud’s Proxy Statement for the 2025 Annual Meeting of Stockholders expected to be held on June 11, 2025.

2024 Form 10-K	111

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
3.Exhibits
The exhibits listed below are filed or incorporated by reference as part of this report:

		Filed In
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1/A	4/6/2004	2.1
2.2	Purchase Agreement, dated August 30, 2014, by and among MicroEdge Holdings, LLC, Blackbaud, Inc, direct and indirect holders of all of the outstanding equity interests of MicroEdge Holdings, LLC, and VFF I AIV I, L.P., as Sellers’ Representative	8-K	10/2/2014	10.76
2.3	Unit Purchase Agreement, dated as of August 10, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.78
2.4	Amendment, Consent and Waiver, Agreement dated as of October 2, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.79
2.5	Agreement and Plan of Merger, dated as of December 30, 2021, by and among Blackbaud, Inc., Project Montessori Acquisition, Inc., EverFi, Inc. and Eon Stockholder Representative, LLC	8-K	1/3/2022	2.1
3.1	Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	DEF 14A	4/30/2009
3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	10-Q	7/31/2024	3.1.1
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Blackbaud, Inc.	8-K	10/11/2022	3.1
3.3	Amended and Restated Bylaws of Blackbaud, Inc. dated December 7, 2023	8-K	12/11/2023	3.1
3.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock of Blackbaud, Inc.	8-A12B/A	3/18/2024	3.1
4.1	Description of Capital Stock				X

112	2024 Form 10-K

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
4.2		Stockholder Rights Agreement, dated as of October 7, 2022, between Blackbaud, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	10/11/2022	4.1
4.3		Amendment to Stockholder Rights Agreement, dated as of October 2, 2023, between Blackbaud, Inc. and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC), as Rights Agent.	8-K	10/2/2023	4.2
4.4		Second Amendment to Stockholder Rights Agreement, dated as of January 26, 2024, between Blackbaud, Inc. and Broadridge Corporate Issuer Solutions, LLC, as Rights Agent.	8-K	1/26/2024	4.3
4.5		Third Amendment to Stockholder Rights Agreement, dated as of March 18, 2024, by and between Blackbaud, Inc. and Broadridge Corporate Issuer Solutions, LLC.	8-K	3/18/2024	4.4
10.1	†	Form of Employment Agreement between Blackbaud, Inc. and each of Anthony W. Boor and Kevin W. Mooney	10-K	2/27/2013	10.65
10.2	†	Form of Employment Agreement between Blackbaud, Inc. and Jon W. Olson	10-K	2/27/2013	10.65
10.3		Lease Agreement dated May 16, 2016 between BBHQ1, LLC (a subsidiary of Blackbaud, Inc.) and HPBB1, LLC	10-Q	8/4/2016	10.84
10.4		First Amendment to Lease Agreement, dated as of August 22, 2016, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	11/4/2016	10.87
10.5		Second Amendment to Lease Agreement, dated as of May 18, 2017, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-K	2/20/2018	10.93
10.6		Third Amendment to Lease Agreement, dated as of December 11, 2017, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-K	2/20/2018	10.94
10.7		Fourth Amendment to Lease Agreement, dated as of February 28, 2018, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	5/4/2018	10.95
10.8	†	Form of Employee Agreement between Blackbaud, Inc. and Kevin P. Gregoire	10-Q	5/3/2019	10.97
10.9		Fifth Amendment to Lease Agreement, dated as of February 18, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.1
10.10		Sixth Amendment to Lease Agreement, dated as of March 17, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.2
10.11		Seventh Amendment to Lease Agreement, dated as of April 14, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.3

2024 Form 10-K	113

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.12		Eighth Amendment to Lease Agreement, dated as of May 26, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.4
10.13		Ninth Amendment to Lease Agreement, dated as of June 8, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.5
10.14		Tenth Amendment to Lease Agreement, dated as of June 26, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.7
10.15		Eleventh Amendment to Lease Agreement, dated as of August 13, 2020, between BBHQ1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	11/3/2020	10.3
10.16		Amended and Restated Credit Agreement, dated as of October 30, 2020, by and among Blackbaud, Inc., and certain of its subsidiaries, as Borrowers, the lenders referred to therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender, PNC Bank, National Association, as Syndication Agent, and Regions Bank, BBVA USA and Fifth Third Bank, National Association, as Co-Documentation Agents, with BofA Securities, Inc., PNC Bank, National Association, Regions Capital Markets, BBVA USA and Fifth Third Bank, National Association as Joint Lead Arrangers and Joint Bookrunners	10-Q	11/3/2020	10.4
10.17		Amended and Restated Pledge Agreement, dated as of October 30, 2020, by Blackbaud, Inc. in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of itself and the secured parties referred to therein	10-Q	11/3/2020	10.5
10.18	†	Form of Employment Agreement between Blackbaud, Inc. and Kevin McDearis	10-Q	5/4/2021	10.1
10.19		LIBOR Transition Amendment, dated as of September 20, 2021, between Blackbaud, Inc. and Bank of America, N.A.	10-Q	11/4/2021	10.1
10.20		First Incremental Term Loan Agreement, dated as of December 31, 2021, by and among Blackbaud, Inc., the lenders party thereto and Bank of America N.A., as administrative agent	8-K	1/3/2022	10.1
10.21		Registration Rights Agreement, dated as of December 31, 2021, by and among Blackbaud, Inc., EverFi, Inc., TPG Eon, L.P., each other shareholder party thereto and Eon Stockholder Representative, LLC	8-K	1/3/2022	10.2
10.22		First Amendment to Credit Agreement, dated as of January 31, 2022, by and among Blackbaud, Inc., the lenders party thereto and Bank of America N.A., as administrative agent	8-K	2/3/2022	10.1

114	2024 Form 10-K

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.23		LIBOR Transition Amendment, dated as of August 26, 2022, between Blackbaud, Inc. and Bank of America, N.A.	10-Q	3/1/2022	10.2
10.24	†	Amended and Restated Employment and Noncompetition Agreement dated September 20, 2022 between Blackbaud, Inc. and Michael P. Gianoni	8-K	9/21/2022	10.1
10.25		Consent Agreement, dated as of January 23, 2023, between Blackbaud, Inc. and Bank of America, N.A.	10-K	2/24/2023	10.30
10.26		Form of Retention Agreement dated as of April 24, 2023 between Blackbaud, Inc. and each of Anthony W. Boor, David J. Benjamin, Kevin P. Gregoire, Kevin R. McDearis, Kevin W. Mooney and Jon W. Olson	10-Q	5/4/2023	10.1
10.27		Relocation Agreement dated June 8, 2023 between Blackbaud, Inc. and David J. Benjamin.	8-K	6/12/2023	10.1
10.28		Third Amendment to Credit Agreement, dated as of April 30, 2024, by and among Blackbaud, Inc., the lenders party thereto and Bank of America N.A., as administrative agent.	10-Q	5/1/2024	10.1
10.29	†	Amended and Restated Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan	DEF 14A	4/23/2024	Appendix B
19.1		Blackbaud, Inc. Insider Trading Policy and Guidelines for Certain Securities Transactions				X
21.1		Subsidiaries of Blackbaud, Inc.				X
23.1		Consent of Independent Registered Public Accounting Firm				X
23.3		Consent of Sidley Austin LLP	8-K	4/1/2022	23.1
31.1		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1		Blackbaud, Inc. Executive Incentive Compensation Clawback Policy	10-K	2/21/2024	97.1

2024 Form 10-K	115

Blackbaud, Inc.

Filed In
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

†	Indicates management contract or compensatory plan, contract or arrangement.

116	2024 Form 10-K

Blackbaud, Inc.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

2024 Form 10-K	117

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackbaud, Inc.

Signed:	February 21, 2025	/S/ MICHAEL P. GIANONI
Chief Executive Officer, President and Vice Chairman of the Board
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/	MICHAEL P. GIANONI	Chief Executive Officer, President and Vice Chairman of the Board (Principal Executive Officer)	Date:	February 21, 2025
Michael P. Gianoni

/S/	ANTHONY W. BOOR	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	February 21, 2025
Anthony W. Boor

/S/	ANDREW M. LEITCH	Chairman of the Board of Directors	Date:	February 21, 2025
Andrew M. Leitch

/S/	DENEEN DEFIORE	Director	Date:	February 21, 2025
Deneen DeFiore

/S/	YOGESH K. GUPTA	Director	Date:	February 21, 2025
Yogesh K. Gupta

/S/	RUPAL S. HOLLENBECK	Director	Date:	February 21, 2025
Rupal S. Hollenbeck

/S/	D. ROGER NANNEY	Director	Date:	February 21, 2025
D. Roger Nanney

/S/	SARAH E. NASH	Director	Date:	February 21, 2025
Sarah E. Nash

/S/	BRADLEY L. PYBURN	Director	Date:	February 21, 2025
Bradley L. Pyburn

/S/	KRISTIAN P. TALVITIE	Director	Date:	February 21, 2025
Kristian P. Talvitie

118	2024 Form 10-K