Form 10-Q
period 2025-03-31
BLACKBAUD INC
filed 2025-04-30
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of April 28, 2025 was 48,517,704.

First Quarter 2025 Form 10-Q	1

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
Important factors that could cause actual results to differ materially from our expectations expressed in forward-looking statements include, but are not limited to, those summarized elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our other filings made with the United States Securities & Exchange Commission ("SEC"). Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statement, whether as a result of new information, future events or otherwise.

2	First Quarter 2025 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$37,243	$67,628
Restricted cash	419,400	741,884
Accounts receivable, net of allowance of $5,660 and $5,228 at March 31, 2025 and December 31, 2024, respectively	78,105	83,539
Customer funds receivable	4,522	1,970
Prepaid expenses and other current assets	88,182	81,287
Total current assets	627,452	976,308
Property and equipment, net	85,031	91,926
Operating lease right-of-use assets	1,725	26,554
Software development costs, net	150,113	148,319
Goodwill	1,054,290	1,052,506
Intangible assets, net	126,338	132,881
Other assets	57,270	67,221
Total assets	$2,102,219	$2,495,715
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$46,435	$50,810
Accrued expenses and other current liabilities	45,124	75,543
Due to customers	422,780	742,340
Debt, current portion	23,350	23,875
Deferred revenue, current portion	326,209	359,529
Total current liabilities	863,898	1,252,097
Debt, net of current portion	1,182,343	1,051,110
Deferred tax liability	9,604	9,518
Deferred revenue, net of current portion	6,033	2,015
Operating lease liabilities, net of current portion	2,395	34,186
Other liabilities	4,771	4,796
Total liabilities	2,069,044	2,353,722
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 72,258,301 and 70,943,373 shares issued at March 31, 2025 and December 31, 2024, respectively; 48,515,315 and 49,245,588 shares outstanding at March 31, 2025 and December 31, 2024, respectively	72	71
Additional paid-in capital	1,319,562	1,291,442
Treasury stock, at cost; 23,742,986 and 21,697,785 shares at March 31, 2025 and December 31, 2024, respectively	(1,198,721)	(1,060,348)
Accumulated other comprehensive loss	(8,302)	(4,869)
Accumulated deficit	(79,436)	(84,303)
Total stockholders’ equity	33,175	141,993
Total liabilities and stockholders’ equity	$2,102,219	$2,495,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Quarter 2025 Form 10-Q	3

Blackbaud, Inc. Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	Three months ended March 31,
(dollars in thousands, except per share amounts)	2025	2024
Revenue	$270,661	$279,250
Cost of revenue	114,815	126,206
Gross profit	155,846	153,044
Operating expenses
Sales, marketing and customer success	44,644	50,865
Research and development	33,559	42,802
General and administrative	56,679	47,754
Amortization of intangible assets	534	904
Total operating expenses	135,416	142,325
Income from operations	20,430	10,719
Interest expense	(16,945)	(10,276)
Other income, net	2,105	3,347
Income before provision (benefit) for income taxes	5,590	3,790
Income tax provision (benefit)	723	(1,456)
Net income	$4,867	$5,246
Earnings per share
Basic	$0.10	$0.10
Diluted	$0.10	$0.10
Common shares and equivalents outstanding
Basic weighted average shares	48,429,061	52,052,370
Diluted weighted average shares	49,445,079	53,414,495
Other comprehensive (loss) income
Foreign currency translation adjustment	$3,259	$(1,185)
Unrealized (loss) gain on derivative instruments, net of tax	(6,692)	4,095
Total other comprehensive (loss) income	(3,433)	2,910
Comprehensive income	$1,434	$8,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	First Quarter 2025 Form 10-Q

Blackbaud, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31,
(dollars in thousands)	2025	2024
Cash flows from operating activities
Net income	$4,867	$5,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,647	30,095
Provision for credit losses and sales returns	788	305
Stock-based compensation expense	22,170	33,570
Deferred taxes	(221)	(12,239)
Amortization of deferred financing costs and discount	699	349
Loss on disposition of businesses	—	1,561
Other non-cash adjustments	(5,384)	—
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	4,770	3,844
Prepaid expenses and other assets	(5,330)	(3,265)
Trade accounts payable	(4,651)	23,086
Accrued expenses and other liabilities	(8,207)	7,912
Deferred revenue	(29,760)	(25,845)
Net cash provided by operating activities	1,388	64,619
Cash flows from investing activities
Purchase of property and equipment	(688)	(261)
Capitalized software development costs	(12,970)	(13,070)
Cash used in disposition of business	(12,235)	(1,179)
Net cash used in investing activities	(25,893)	(14,510)
Cash flows from financing activities
Proceeds from issuance of debt	216,200	339,800
Payments on debt	(85,523)	(79,343)
Employee taxes paid for withheld shares upon equity award settlement	(37,948)	(52,723)
Change in due to customers	(320,248)	(336,578)
Change in customer funds receivable	(2,483)	(3,197)
Purchase of treasury stock	(100,030)	(262,596)
Net cash used in financing activities	(330,032)	(394,637)
Effect of exchange rate on cash, cash equivalents and restricted cash	1,668	(860)
Net decrease in cash, cash equivalents and restricted cash	(352,869)	(345,388)
Cash, cash equivalents and restricted cash, beginning of period	809,512	728,257
Cash, cash equivalents and restricted cash, end of period	$456,643	$382,869
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the condensed consolidated statements of cash flows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$37,243	$67,628
Restricted cash	419,400	741,884
Total cash, cash equivalents and restricted cash in the statement of cash flows	$456,643	$809,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Quarter 2025 Form 10-Q	5

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(dollars in thousands)	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	70,943,373	$71	(21,697,785)	$(1,060,348)	$1,291,442	$(4,869)	$(84,303)	$141,993
Net income	—	—	—	—	—	—	4,867	4,867
Purchase of treasury shares under stock repurchase program, inclusive of excise tax	—	—	(1,513,022)	(100,425)	—	—	—	(100,425)
Vesting of restricted stock units	1,023,958	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(532,179)	(37,948)	—	—	—	(37,948)
Stock-based compensation	—	—	—	—	28,120	—	—	28,120
Restricted stock grants	299,136	1	—	—	—	—	—	1
Restricted stock cancellations	(8,166)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(3,433)	—	(3,433)
Balance at March 31, 2025	72,258,301	$72	(23,742,986)	$(1,198,721)	$1,319,562	$(8,302)	$(79,436)	$33,175

(dollars in thousands)	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	69,188,304	$69	(15,562,864)	$(591,557)	$1,203,012	$(1,688)	$198,869	$808,705
Net income	—	—	—	—	—	—	5,246	5,246
Purchase of treasury shares under stock repurchase program	—	—	(2,954,211)	(211,412)	(52,244)	—	—	(263,656)
Vesting of restricted stock units	1,357,125	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(720,189)	(52,723)	—	—	—	(52,723)
Stock-based compensation	—	—	—	—	33,570	—	—	33,570
Restricted stock grants	335,237	2	—	—	—	—	—	2
Restricted stock cancellations	(19,159)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,910	—	2,910
Balance at March 31, 2024	70,861,507	$71	(19,237,264)	$(855,692)	$1,184,338	$1,222	$204,115	$534,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	First Quarter 2025 Form 10-Q

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

2. Basis of Presentation
Unaudited condensed consolidated interim financial statements
The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the condensed consolidated balance sheets, condensed consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These unaudited, condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, and other forms filed with the SEC from time to time.
Reclassifications
Our revenue from "recurring" and "one-time services and other" have been combined within "revenue" beginning in 2025 due to the immateriality of our one-time services and other revenue. In order to provide comparability between periods presented, our “recurring“ and “one-time services and other" revenue lines have been combined within “revenue" in the previously reported consolidated statements of comprehensive income to conform to the presentation of the current period. Similarly, "cost of recurring" and "cost of one-time services and other" have been combined within "cost of revenue" in the previously reported consolidated statements of comprehensive income to conform to the presentation of the current period.
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

First Quarter 2025 Form 10-Q	7

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recently issued accounting pronouncements
There are no recently issued accounting pronouncements that we expect to have a material impact on our consolidated financial statements when adopted in the future.
Summary of significant accounting policies
There have been no material changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2025	2024
Numerator:
Net income	$4,867	$5,246
Denominator:
Weighted average common shares	48,429,061	52,052,370
Add effect of dilutive securities:
Restricted stock and units	1,016,018	1,362,125
Weighted average common shares assuming dilution	49,445,079	53,414,495
Earnings per share
Basic	$0.10	$0.10
Diluted	$0.10	$0.10

Anti-dilutive shares excluded from calculations of diluted earnings per share	633,805	622,902

8	First Quarter 2025 Form 10-Q

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
Recurring fair value measurements
Financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair value as of March 31, 2025
Financial assets:
Interest rate swaps	$—	$2,798	$—	$2,798
Foreign currency forward contracts	—	719	—	719
Total financial assets	$—	$3,517	$—	$3,517

Fair value as of March 31, 2025
Financial liabilities:
Foreign currency forward contracts	$—	$264	$—	$264
Total financial liabilities	$—	$264	$—	$264

Fair value as of December 31, 2024
Financial assets:
Interest rate swaps	$—	$9,262	$—	$9,262
Foreign currency forward contracts	—	1,288	—	1,288
Total financial assets	$—	$10,550	$—	$10,550
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
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at March 31, 2025 and December 31, 2024, due to the immediate or short-term maturity of these instruments.

First Quarter 2025 Form 10-Q	9

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We believe the carrying amount of our debt approximates its fair value at March 31, 2025 and December 31, 2024, as the debt bears interest rates that approximate market value. As SOFR rates are observable at commonly quoted intervals, our debt under the 2024 Credit Facilities (as defined below) is classified within Level 2 of the fair value hierarchy. The fair value of our fixed rate debt does not exceed the carrying amount.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the three months ended March 31, 2025.
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
There were no significant non-recurring fair value adjustments to our long-lived assets, intangible assets, goodwill or operating lease ROU assets during the three months ended March 31, 2025.

5. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	March 31, 2025	December 31, 2024
Restricted cash due to customers	$418,258	$740,370
Real estate escrow balances and other	1,142	1,514
Total restricted cash	$419,400	$741,884
Prepaid expenses and other assets

(dollars in thousands)	March 31, 2025	December 31, 2024
Costs of obtaining contracts(1)(2)	$56,945	$57,911
Prepaid software maintenance and subscriptions(3)	36,321	36,277
Implementation costs for cloud computing arrangements, net(4)(5)	10,321	10,450
Unbilled accounts receivable	8,699	7,067
Prepaid insurance	5,754	3,027
Taxes, prepaid and receivable	5,434	4,257
Investment in equity securities(6)	4,943	4,943
Derivative instruments	3,517	10,550
Other assets	13,518	14,026
Total prepaid expenses and other assets	145,452	148,508
Less: Long-term portion	57,270	67,221
Prepaid expenses and other current assets	$88,182	$81,287
(1)Amortization expense from costs of obtaining contracts was $5.0 million and $4.8 million for the three months ended March 31, 2025 and 2024, respectively.
(2)The current portion of costs of obtaining contracts as of March 31, 2025 and December 31, 2024 was $18.4 million and $18.4 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of March 31, 2025 and December 31, 2024 was $34.7 million and $34.0 million, respectively.

10	First Quarter 2025 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4)These costs primarily relate to the multi-year implementations of our global enterprise resource planning, customer relationship management systems and other cloud-based systems.
(5)Amortization expense from capitalized cloud computing implementation costs was insignificant for the three months ended March 31, 2025 and 2024. Accumulated amortization for these costs was $11.4 million and $10.6 million as of March 31, 2025 and December 31, 2024, respectively.
(6)Represents a strategic investment that did not result in Blackbaud having significant influence over the investee.
Accrued expenses and other liabilities

(dollars in thousands)	March 31, 2025	December 31, 2024
Taxes payable	$15,820	$15,844
Customer credit balances	8,621	8,779
Unrecognized tax benefit	4,348	4,285
Accrued legal costs(1)	2,864	2,504
Accrued health care costs	2,670	3,151
Accrued commissions and salaries	2,558	4,012
Accrued vacation costs	2,360	2,060
Accrued transaction-based costs related to payments services	1,652	3,903
Stock-based compensation liability	1,344	7,292
Operating lease liabilities, current portion	1,073	4,489
Accrued costs to sell EVERFI	—	13,985
Other liabilities	6,585	10,035
Total accrued expenses and other liabilities	49,895	80,339
Less: Long-term portion	4,771	4,796
Accrued expenses and other current liabilities	$45,124	$75,543
(1)All accrued legal costs are classified as current. See Note 8 to these unaudited, condensed consolidated financial statements for additional information about our loss contingency accruals and other legal expenses.
Other income, net

	Three months ended March 31,
(dollars in thousands)	2025	2024
Interest income	$1,655	$2,048
Currency revaluation (losses) gains	(877)	283
Other income, net	1,327	1,016
Other income, net	$2,105	$3,347

First Quarter 2025 Form 10-Q	11

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Credit facility:
Revolving credit loans	$366,000	$229,900	6.36%	6.37%
Term loans	785,000	790,000	5.53%	5.59%
Real estate loans	54,712	55,135	5.23%	5.23%
Other debt	2,213	2,783	8.94%	8.77%
Total debt	1,207,925	1,077,818	5.78%	5.75%
Less: Unamortized discount and debt issuance costs	2,232	2,833
Less: Debt, current portion	23,350	23,875	6.35%	6.21%
Debt, net of current portion	$1,182,343	$1,051,110	5.76%	5.73%
2024 Credit Facilities
In April 2024, we entered into a five-year $1.5 billion senior credit facility (the "2024 Credit Facilities"). At March 31, 2025, we were in compliance with our debt covenants under the 2024 Credit Facilities.
Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the seller’s obligations under two senior secured notes with a then-aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). The Real Estate Loans require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038. At March 31, 2025, we were in compliance with our debt covenants under the Real Estate Loans.
Other debt
From time to time, we enter into third-party financing agreements for purchases of software and related services for our internal use. Generally, the agreements are non-interest-bearing notes requiring annual payments. Interest associated with the notes is imputed at the rate we would incur for amounts borrowed under our then-existing credit facility at the inception of the notes.
The following table summarizes our currently effective supplier financing agreements as of March 31, 2025:

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

12	First Quarter 2025 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The changes in supplier financing obligations during the three months ended March 31, 2025, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2024	$2,783
Additions	—
Payments	(570)
Balance at March 31, 2025	$2,213

7. Derivative Instruments
We generally use derivative instruments to manage our interest rate and foreign currency exchange risk. We currently have derivatives classified as cash flow hedges and net investment hedges. We do not enter into any derivatives for trading or speculative purposes.
All of our derivative instruments are governed by International Swap Dealers Association, Inc. master agreements with our counterparties. As of March 31, 2025 and December 31, 2024, we have presented the fair value of our derivative instruments at the gross amounts in the condensed consolidated balance sheets as the gross fair values of our derivative instruments equaled their net fair values.
Cash flow hedges
We have entered into interest rate swap agreements, which effectively convert portions of our variable rate debt under the 2024 Credit Facilities to a fixed rate for the term of the swap agreements. We designated each of the interest rate swaps as cash flow hedges at the inception of the contracts. Our entry into the 2024 Credit Agreement in April 2024 did not affect our interest rate swap agreements, including their designation as cash flow hedges, as the 2024 Credit Agreement has substantially the same critical terms as the 2020 Credit Agreement. As of March 31, 2025 and December 31, 2024, the aggregate notional values of the interest rate swaps were $700.0 million and $700.0 million, respectively. All of the contracts have maturities on or before October 2028.
We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian Dollar ("CAD") against changes in the exchange rate with the United States Dollar ("USD"). We designated each of these foreign currency forward contracts as cash flow hedges at the inception of the contracts. As of March 31, 2025 and December 31, 2024, the aggregate notional values of the foreign currency forward contracts designated as cash flow hedges that we held to buy USD in exchange for Canadian Dollars were $35.8 million CAD and $32.8 million CAD, respectively. All of the contracts have maturities of 12 months or less.

First Quarter 2025 Form 10-Q	13

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net investment hedges
We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds ("GBP") into USD. We designated each of these foreign currency forward contracts as net investment hedges at the inception of the contracts. As of March 31, 2025 and December 31, 2024, the aggregate notional values of the foreign currency forward contracts designated as net investment hedges to reduce the volatility of the U.S. dollar value of a portion of our GBP-denominated investments was £16.3 million and £12.9 million, respectively.
The fair values of our derivative instruments were as follows as of:

		Asset derivatives			Liability derivatives
(dollars in thousands)	Balance sheet location	March 31, 2025	December 31, 2024	Balance sheet location	March 31, 2025	December 31, 2024
Derivative instruments designated as hedging instruments:
Foreign currency forward contracts, current portion	Prepaid expenses and other current assets	$719	$1,288	Accrued expenses and other current liabilities	$264	$—
Interest rate swaps, long-term	Other assets	2,798	9,262	Other liabilities	—	—
Total derivative instruments designated as hedging instruments		$3,517	$10,550		$264	$—
The effects of derivative instruments in cash flow and net investment hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	March 31, 2025		Three months ended March 31, 2025
Cash Flow Hedges
Interest rate swaps	$2,798	Interest expense	$919
Foreign currency forward contracts	$615	Revenue	$296
Net Investment Hedges
Foreign currency forward contracts	$(160)		$—

	March 31, 2024		Three months ended March 31, 2024
Cash Flow Hedges
Interest rate swaps	$16,293	Interest expense	$5,473
Foreign currency forward contracts	$260	Revenue	$34
Net Investment Hedges
Foreign currency forward contracts	$(92)		$—

14	First Quarter 2025 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Excluding net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) and related tax effects are reclassified from accumulated other comprehensive income (loss) to current earnings. For net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to translation adjustment, a component of accumulated other comprehensive income (loss), and recognized in earnings only when the hedged GBP investment is liquidated. The estimated accumulated other comprehensive income as of March 31, 2025 that is expected to be reclassified into earnings within the next twelve months is $4.2 million. There were no ineffective portions of our interest rate swap or foreign currency forward derivatives during the three months ended March 31, 2025 and 2024. See Note 10 to these unaudited, condensed consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component. We classify cash flows related to derivative instruments as operating activities in the condensed consolidated statements of cash flows.

8. Commitments and Contingencies
Leases
We have operating leases for corporate offices and subleased offices. As of March 31, 2025, we did not have any operating leases that had not yet commenced.
Release from Washington, DC lease
In February 2025, we made a one-time cash release payment of $28.0 million to the lessor in connection with a release from our lease for office space in Washington, DC (which was acquired as part of our acquisition of EVERFI in December 2021). Due to our remote-first workforce strategy, we had not used the office space since February 2023 and had subleased a portion of the space. During the three months ended March 31, 2025, we recorded a loss on lease termination of $24.3 million in general and administrative expense.
The following table summarizes the components of our lease expense:

	Three months ended March 31,
(dollars in thousands)	2025	2024
Operating lease cost(1)	$716	$1,986
Variable lease cost	198	313
Sublease income	(959)	(698)
Net lease cost	$(45)	$1,601
(1)Includes short-term lease costs, which were immaterial.

First Quarter 2025 Form 10-Q	15

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Maturities of our operating lease liabilities as of March 31, 2025 were as follows:

Years ending December 31, (dollars in thousands)	Operating leases
2025 - remaining	$901
2026	1,040
2027	1,012
2028	776
2029	—
Thereafter	—
Total lease payments	3,729
Less: Amount representing interest	(261)
Present value of future payments	$3,468
Other commitments
The term loans under the 2024 Credit Facilities require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2024 Credit Facilities in April 2029. The Real Estate Loans also require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of March 31, 2025, the remaining aggregate minimum purchase commitment under these arrangements was approximately $194.7 million through 2029.
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

16	First Quarter 2025 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
As a result of the Security Incident, we are currently subject to certain legal proceedings, claims and investigations, as discussed below, and could be the subject of additional legal proceedings, claims, inquiries and investigations in the future that might result in adverse judgments, settlements, fines, penalties or other resolution. To limit our exposure to losses related to claims against us, including data breaches such as the Security Incident, we maintain $50 million of insurance above a $250 thousand deductible payable by us. This coverage reduced our financial exposure related to the Security Incident in prior years. See our Annual Report on Form 10-K filed with the SEC on February 21, 2025 for more information regarding the Security Incident.
We recorded expenses and offsetting insurance recoveries related to the Security Incident as follows:

	Three months ended March 31,
(dollars in thousands)	2025	2024
Gross expense	$2,180	$10,323
Offsetting insurance recoveries	—	—
Net expense	$2,180	$10,323
The following summarizes our cumulative expenses, insurance recoveries recognized and insurance recoveries received as of:

(dollars in thousands)	March 31, 2025	December 31, 2024
Cumulative gross expense	$177,311	$175,131
Cumulative offsetting insurance recoveries recognized	(50,000)	(50,000)
Cumulative net expense	$127,311	$125,131

Cumulative offsetting insurance recoveries received	$(50,000)	$(50,000)
Recorded expenses have consisted primarily of payments to third-party service providers and consultants, including legal fees, settlement of the previously disclosed SEC investigation, multi-state Attorneys General investigation and Attorney General of the State of California investigation, settlements of customer claims and accruals for certain loss contingencies. Not included in the expenses discussed above were costs associated with enhancements to our cybersecurity program. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our unaudited, condensed consolidated statements of comprehensive income and as operating activities on our unaudited, condensed consolidated statements of cash flows. Total costs related to the Security Incident exceeded the limit of our insurance coverage during the first quarter of 2022. We expect to continue to incur expenses related to our response to the Security Incident, resolution of legal proceedings, claims and investigations, including those discussed below, and our efforts to further enhance our cybersecurity measures. For the three months ended March 31, 2025, we incurred net pre-tax expenses of $2.2 million related to the Security Incident, which included $1.1 million for ongoing legal fees and additional accruals of loss contingencies of $1.1 million. During the three months ended March 31, 2025, we had net cash outlays which were insignificant related to the Security Incident for ongoing legal fees and the settlement of putative consumer class actions cases in Canada discussed below. In line with our policy, legal fees are expensed as incurred.
As of March 31, 2025, we have recorded approximately $1.6 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain plaintiffs and customers related to the Security Incident that we believed we could reasonably estimate in accordance with our loss contingency procedures described above. Our liabilities for loss contingencies are recorded in accrued expenses and other current liabilities on our unaudited, condensed consolidated balance sheets. It is reasonably possible that our estimated actual losses may change in the near term for those matters, but

First Quarter 2025 Form 10-Q	17

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

we believe that they are not reasonably likely, either separately or in the aggregate, to have a material adverse impact on our results of operations, cash flows or financial condition.
There may be other Security Incident-related matters, which could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict.
Customer claims. We believe that substantially all specific requests from customers for reimbursement of expenses incurred by them related to the Security Incident, have been fully resolved and closed or are inactive and have been abandoned by the customers. We also believe that substantially all reservations of the right to seek expense recovery in the future that we received from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident, none of which resulted in claims submitted to us, have been abandoned by the customers and that all claims or proposed claims on behalf of a number of U.K. data subjects received by us, have been fully resolved and closed or are inactive and have been abandoned by the data subjects. In addition, insurance companies representing various customers’ interests through subrogation claims contacted us, and certain insurance companies filed subrogation claims in court, all of which are now considered by us to be resolved or inactive and abandoned by the insurance companies.
Customer constituent class actions. Presently, we are a defendant in cases in U.S. federal courts (which have been consolidated under multi district litigation to a single federal court) alleging harm from the Security Incident. The plaintiffs in these cases generally claim to have been harmed by alleged actions and/or omissions by us in connection with the Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees and other related relief.
On May 14, 2024, the United States District Court for the District of South Carolina issued a memorandum opinion and order that, among other things, denied the multi district litigation plaintiffs' motion for class certification. On July 30, 2024, the Fourth Circuit Court of Appeals denied the plaintiffs' petition for permission to appeal the Court's ruling. While this litigation remains ongoing, we believe that it is not reasonably likely to have a material adverse impact on our results of operations, cash flows or financial condition.
In December 2024 and January 2025, judges in Ontario and British Columbia, respectively, approved a settlement between us and plaintiffs in putative consumer class actions cases in Canada. In January 2025, the insignificant settlement was paid to Canadian charities designated in the settlement agreement as cy pres recipients.
Governmental investigations. As previously disclosed, we are subject to an ongoing investigation by the U.S. Department of Health and Human Services. We also responded to inquiries from the Office of the Australian Information Commissioner in September 2020 and the Office of the Privacy Commissioner of Canada in October 2020. Although we have not received notices of the termination of any of these inquiries and investigations, we believe that these matters are no longer active.
For more information about the completed government investigations and related actions, see Note 11 to our audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on February 21, 2025.

9. Income Taxes
Our income tax provision (benefit) and effective income tax rates, including the effects of period-specific events, were:

	Three months ended March 31,
(dollars in thousands)	2025	2024
Income tax provision (benefit)	$723	$(1,456)
Effective income tax rate	12.9%	(38.4)%
The increase in our effective income tax rate for the three months ended March 31, 2025 when compared to the same period in 2024 was primarily due to the impact of reduced current year stock-based compensation benefit. Additionally, the current year effective tax rate was unfavorably impacted by a valuation allowance against our net U.S. deferred tax assets.

18	First Quarter 2025 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Stockholders' Equity
Stock repurchase program
Under our stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program does not have an expiration date and may be limited, suspended or discontinued at any time without prior notice. Under the 2024 Credit Agreement, we have restrictions on our ability to repurchase shares of our common stock, which are summarized on page 37 in this report.
We account for purchases of treasury stock under the cost method. On July 16, 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by expanding the total capacity under the program to $800.0 million available for repurchases.
During the three months ended March 31, 2025, we repurchased an aggregate of 1,513,022 shares for $100.0 million. The remaining amount available to purchase stock under the approved stock repurchase program was $544.5 million as of March 31, 2025.
Changes in accumulated other comprehensive (loss) income by component
The changes in accumulated other comprehensive (loss) income by component, consisted of the following:

	Three months ended March 31,
(in thousands)	2025	2024
Accumulated other comprehensive loss, beginning of period	$(4,869)	$(1,688)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income balance, beginning of period	$7,799	$8,158
Other comprehensive (loss) income before reclassifications, net of tax effects of $2,763 and $(2,966)	(2,714)	8,121
Amounts reclassified from accumulated other comprehensive (loss) income	(1,215)	(5,507)
Tax (benefit) expense included in provision for income taxes	(2,763)	1,481
Total amounts reclassified from accumulated other comprehensive (loss) income	(3,978)	(4,026)
Net current-period other comprehensive (loss) income	(6,692)	4,095
Accumulated other comprehensive income balance, end of period	$1,107	$12,253
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(12,668)	$(9,846)
Translation adjustment	3,259	(1,185)
Accumulated other comprehensive loss balance, end of period	(9,409)	(11,031)
Accumulated other comprehensive (loss) income, end of period	$(8,302)	$1,222

11. Segment Information
We have one operating segment and one reportable segment. Our chief operating decision maker is our chief executive officer ("CEO"), who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about our revenue, for purposes of making decisions about assessing financial performance and allocating resources. Our CEO considers costs of revenue, sales, marketing and customer success, research and development, and general and administrative expense categories on our consolidated statements of comprehensive income as significant. Our CEO uses consolidated operating margin and net income as the primary measures of profit or loss. These financial metrics are

First Quarter 2025 Form 10-Q	19

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

used by our CEO to make key operating decisions, such as the allocation of budget between costs of revenues and our different operating expense categories.
Our other segment items include amortization, interest expense, other income, net, and income tax provision (benefit) on our consolidated statements of comprehensive income.

12. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of March 31, 2025, approximately $1.2 billion of revenue under contract is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 50% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for which we recognize revenue at the amount to which we have the right to invoice for services performed (transactional revenue).
Contract balances
Our contract assets as of March 31, 2025 and December 31, 2024 were insignificant. Our closing balances of deferred revenue were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Total deferred revenue	$332,242	$361,544
The decrease in deferred revenue during the three months ended March 31, 2025 was primarily due to a seasonal decrease in customer contract billings. Historically, due to the timing of customer budget cycles, we have an increase in billings and customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter. The amount of revenue recognized during the three months ended March 31, 2025 that was included in the deferred revenue balance at the beginning of the period was approximately $159 million. The amount of revenue recognized during the three months ended March 31, 2025 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the location of our customers:

	Three months ended March 31,
(dollars in thousands)	2025	2024
United States	$229,217	$238,109
United Kingdom	26,122	26,129
Other countries	15,322	15,012
Total revenue	$270,661	$279,250

20	First Quarter 2025 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents our revenue by type:

	Three months ended March 31,
(dollars in thousands)	2025	2024
Contractual recurring	$175,936	$190,855
Transactional recurring	88,114	80,663
Total recurring revenue	$264,050	$271,518
One-time services and other	6,611	7,732
Total revenue	$270,661	$279,250

First Quarter 2025 Form 10-Q	21

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
Business Update
Our business has proven its resilience during challenging times. The social impact market has been a consistent grower for many decades, through recessions, business upturns and downturns, and even through the COVID-19 global pandemic. We understand there are concerns about federal grant funding in the U.S. and how it potentially impacts our customers. But similar to COVID-19, we believe this uncertainty only makes our software more critical to our customer’s operations, enabling them to improve fundraising outcomes and to undertake or sharpen their own cost-management initiatives. To be clear, our solutions are not in the funds flow from federal agencies, but are used for fundraising from individual donors, which is even more critical now.
Blackbaud has undertaken a number of operational initiatives that we believe set us up to perform well, even in a challenging market.
•In 2023, we began transitioning our contractual revenue contracts from primarily 1-year to primarily 3-year renewal terms. This modernized approach to contract terms provides increased visibility and consistency for two-thirds of our revenue base and provides better predictability for our customers.
•Over the past several years, we have transitioned the majority of our products and customers to leading public cloud service providers, while shutting down many of our private data centers, with only two of our own data centers remaining.
•We continue to innovate through the use of AI to not only empower our customers but also improve our own internal productivity.
•And lastly, we have right-sized our operations by rationalizing office leases and renegotiating a number of our significant vendor contracts.
Despite a strong focus on reducing expenses, we continue to invest aggressively in innovation and our extensive developer network to help our customers raise more money while enhancing and streamlining their operations. Our innovation and end to end workflows continue to be a competitive differentiator and drive sales. We are supporting this initiative through enhancements in sales and marketing programs and we continue to identify, experiment, and scale a range of successful solutions across marketing, customer success, and engineering to be an active innovator through applied AI.
In February 2025, we announced that we intend to repurchase during 2025 between 3% and 5% of our outstanding common stock as of December 31, 2024 under our stock repurchase program. During the three months ended March 31, 2025, we repurchased 1,513,022 shares for $100.0 million. Including net share settlement of employee stock compensation, this represents approximately 4.2% of the Company's common stock outstanding as of December 31, 2024. The remaining amount available to purchase stock under our stock repurchase program was $544.5 million as of March 31, 2025.

22	First Quarter 2025 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Financial Summary

Total revenue ($M)	Income from operations ($M)
YoY Growth (%)	YoY Growth (%)

Revenue decreased by $8.6 million during the three months ended March 31, 2025, when compared to the same period in 2024, driven largely by the following:

-
Decrease in contractual recurring revenue of $14.9 million, $22.1 million of which was related to our sale of EVERFI; partially offset by the positive impact of our pricing initiatives and the performance of our cloud solutions

+
Increase in transactional recurring revenue of $7.5 million primarily due to increases in volume for our Blackbaud Integrated Payments and Blackbaud Tuition Management and, to a lesser extent, positive results related to pricing initiatives

-	Decrease in one-time consulting revenue of $1.1 million primarily due to our sale of EVERFI Limited in March 2024
Income from operations increased by $9.7 million during the three months ended March 31, 2025, when compared to the same period in 2024, driven largely by the following:

+	Decrease in compensation costs other than stock-based compensation of $12.4 million primarily due to our sale of EVERFI
+	Decrease in stock-based compensation expense of $11.4 million primarily due to a decrease in the grant date fair value of equity award grants, and to a lesser extent, our sale of EVERFI
+	Decrease in Security Incident-related expenses of $8.1 million. See "Security Incident update" below.
+
Decrease in amortization of intangible assets from business combinations of $8.0 million due to the previously disclosed material impairment charge related to our EVERFI asset group in December 2024, which primarily included finite-lived intangible assets

+	Decrease in third-party contractor costs of $3.0 million primarily due to our sale of EVERFI
-
Increase in acquisition and disposition-related costs within general and administrative expenses of $22.9 million primarily related to our release in February 2025 from our lease for office space in Washington, DC

-	Decrease in total revenue, as described above
-	Increase in transaction-based costs of $2.3 million related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates
-
Increase in corporate costs of $1.5 million primarily related to an increase in bad debt expense and a smaller, favorable impact from the release of certain accrued tax liabilities due to favorable state sales tax rulings in 2025 compared to 2024

We are continuing to make critical investments in the business in areas such as innovation, cybersecurity, and our continued shift of cloud infrastructure to leading public cloud service providers.

First Quarter 2025 Form 10-Q	23

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

Gross dollar retention

Our recurring subscription contracts are typically for a term of three years at contract inception. A key factor to our overall success is the renewal and expansion of our existing subscription agreements with our customers. Management uses gross dollar retention in analyzing our success at delighting our customers with innovative and cloud solutions. Gross dollar retention is defined as contracted annual recurring revenue ("CARR") divided by beginning CARR with a measurement period of twelve months. For the twelve months ended March 31, 2025, our gross dollar retention was approximately 92%. This gross dollar retention rate increased over our rate for the twelve months ended December 31, 2024 primarily due to our sale of EVERFI. We are continually investing in innovation, which we believe will generate strong gross dollar retention over the long-term.
Balance sheet and cash flow
At March 31, 2025, our cash and cash equivalents were $37.2 million. Under the 2024 Credit Facilities, the carrying amount of our debt was $1.1 billion and our net leverage ratio was 2.91 to 1.00.
During the three months ended March 31, 2025, we generated $1.4 million in cash from operations, had a net increase in borrowings of $130.7 million, returned $100.0 million to stockholders by way of share repurchases and had aggregate cash outlays of $13.7 million for purchases of property and equipment and capitalized software development costs.
Security Incident update
As discussed in Note 8 to our unaudited, condensed consolidated financial statements in this report, total costs related to the Security Incident exceeded the limit of our insurance coverage in the first quarter of 2022. Accordingly, the Security Incident has negatively impacted, and we expect it to continue for the foreseeable future to negatively impact, our GAAP profitability and GAAP cash flow (see discussion regarding non-GAAP free cash flow and non-GAAP adjusted free cash flow on page 34). For the three months ended March 31, 2025, we incurred net pre-tax expenses of $2.2 million related to the Security Incident, which included $1.1 million for ongoing legal fees and additional accruals for loss contingencies of $1.1 million. During the three months ended March 31, 2025, we had cash outlays which were insignificant related to the Security Incident for ongoing legal fees and the settlement of putative consumer class actions cases in Canada. In line with our policy, legal fees are expensed as incurred.
As of March 31, 2025, we have recorded approximately $1.6 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain plaintiffs and customers related to the Security Incident that we believed we could reasonably estimate in accordance with our loss contingency procedures described above and as more fully described in Note 8. It is reasonably possible that our estimated actual losses may change in the near term for those matters, but we believe that they are not reasonably likely, either separately or in the aggregate, to have a material adverse impact on our results of operations, cash flows or financial condition.

24	First Quarter 2025 Form 10-Q

Blackbaud, Inc.
(Unaudited)
There may be other Security Incident-related matters, which could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict.

Results of Operations
Comparison of the three months ended March 31, 2025 and 2024

Disposition
As previously disclosed, on December 31, 2024, we disposed of our EVERFI business, formerly a wholly-owned subsidiary of Blackbaud, Inc, to a private investment firm that is unaffiliated with Blackbaud for nominal cash consideration. The results of operations of EVERFI are not included in our consolidated results of operations subsequent to the date of disposition.

Reclassifications
Our revenue from "recurring" and "one-time services and other" have been combined within "revenue" beginning in 2025 due to the immateriality of our one-time services and other revenue. In order to provide comparability between periods presented, our “recurring“ and “one-time services and other" revenue lines have been combined within “revenue" in the previously reported consolidated statements of comprehensive income to conform to the presentation of the current period. Similarly, "cost of recurring" and "cost of one-time services and other" have been combined within "cost of revenue" in the previously reported consolidated statements of comprehensive income to conform to the presentation of the current period.
Revenue and Cost of Revenue

Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
Our revenue includes three components: contractual recurring, transactional recurring and one-time services and other.
•Contractual recurring revenue is primarily comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud solutions, online training programs and subscription-based analytic services. Contractual recurring revenue also includes fees from maintenance services for our on-premises solutions.
•Transactional recurring revenue is comprised of transaction fees associated with the use of our solutions, including donation processing, tuition management, consumer giving and event-based usage.
•One-time services and other revenue is comprised of fees for one-time consulting, analytic and onsite training services, and fees for retained and managed services contracts that we do not expect to have a term consistent with our cloud solution contracts.

First Quarter 2025 Form 10-Q	25

Blackbaud, Inc.
(Unaudited)
Cost of revenue is primarily comprised of compensation costs for customer support, production IT, professional services and onsite training personnel, hosting and data center costs, third-party contractor expenses, third-party royalty and data expenses, allocated depreciation, facilities and IT support costs, amortization of intangible assets from business combinations, amortization of software development costs, transaction-based costs related to payments services including remittances of amounts due to third-parties, data expense incurred to perform one-time analytic services and other costs incurred in providing support, recurring services and onsite customer training to our customers.
Our customers continue to prefer cloud subscription offerings with integrated analytics, training and payment services. We intend to continue focusing on innovation, quality and integration of our cloud solutions, which we believe will drive future revenue growth.
Revenue decreased by $8.6 million, or 3.1%, during the three months ended March 31, 2025, when compared to the same period in 2024. For a discussion of our changes in revenue, see "Revenue" above starting on page 23 in this report.
Cost of revenue decreased by $11.4 million, or 9.0%, during the three months ended March 31, 2025, when compared to the same period in 2024, driven primarily by the following:

-
Decrease in amortization of intangible assets from business combinations of $7.6 million due to the previously disclosed material impairment charge related to our EVERFI asset group in December 2024, which primarily included finite-lived intangible assets

-	Decrease in compensation costs of $2.9 million primarily due to our sale of EVERFI
-	Decrease in allocated overhead costs of $1.6 million primarily related to the decreased headcount from our sale of EVERFI
+	Increase in transaction-based costs of $2.0 million related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates
Gross margin increased by 280 basis points for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to the decreases in cost of revenue outpacing the decreases in revenue.
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

26	First Quarter 2025 Form 10-Q

Blackbaud, Inc.
(Unaudited)
making in our go-to-market approach are intended to reduce our average customer acquisition cost per customer as well as the related payback period while increasing sales velocity.
Sales, marketing and customer success expense decreased by $6.2 million or 12.2%, during the three months ended March 31, 2025, when compared to the same period in 2024. The decreases in dollars and as a percentage of revenue were primarily driven by the following:

-	Decrease in compensation costs of $4.2 million primarily related to our sale of EVERFI
-	Decrease in advertising costs of $1.3 million primarily due to our sale of EVERFI
Research and development
Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.
We continue to make investments to delight our customers with innovative and secure cloud solutions. We also continue to invest heavily in the security of our solutions. Research and development expenses decreased by $9.2 million or 21.6%, during the three months ended March 31, 2025, when compared to the same period in 2024. The decreases in dollars and as a percentage of revenue were primarily driven by the following:

-	Decrease in compensation costs of $7.8 million primarily related to our sale of EVERFI
-	Decrease in third-party contractor costs of $2.3 million primarily related to our sale of EVERFI
+	Decrease in software development costs of $1.3 million, that were required to be capitalized under GAAP, primarily due to our sale of EVERFI
Not included in research and development expense for the three months ended March 31, 2025 and 2024 were $12.4 million and $13.7 million, respectively, of qualifying costs associated with software development activities that are required to be capitalized under GAAP, such as those for our cloud solutions. Qualifying capitalized development costs associated with our cloud solutions are subsequently amortized to cost of revenue over the related assets' estimated useful life, which generally range from three to seven years. We expect that the amount of software development costs capitalized will be relatively consistent in the near-term as we continue making investments in innovation, quality, security and the integration of our solutions, which we believe will drive long-term revenue growth.
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

First Quarter 2025 Form 10-Q	27

Blackbaud, Inc.
(Unaudited)
General and administrative expense increased by $8.9 million, or 18.7%, three months ended March 31, 2025, when compared to the same period in 2024. The increases in dollars and as a percentage of revenue were primarily driven by the following:

+	Increase in acquisition and disposition-related costs of $22.9 million primarily related to our release from our lease for office space in Washington, DC
+
Decrease in total costs allocated from general and administrative expense of $1.8 million primarily related to the decreased headcount from our sale of EVERFI. Depreciation, facilities and IT support costs are pooled and recorded to general and administrative expense and allocated to other lines of our statements of comprehensive income based on headcount.

-	Decrease in Security Incident-related expenses of $8.1 million largely related to decreases in loss contingency accruals. See "Security Incident update" on page 24
-	Decrease in stock-based compensation costs of $7.4 million primarily due to a decrease in the grant date fair value of equity award grants, and to a lesser extent, our sale of EVERFI
-	Decrease in compensation costs other than stock-based compensation of $1.5 million primarily due to our sale of EVERFI
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

The increase in interest expense in dollars and as a percentage of total revenue during the three months ended March 31, 2025, when compared to the same period in 2024, was primarily due to our incremental borrowings to fund stock repurchases during 2024 and 2025 and the expiration of favorable interest rate swaps in October 2024. We currently expect interest expense for the full year 2025 to be approximately $65 million to $69 million. Our interest expense in connection with the variable rate portion of our outstanding debt could increase in a rising interest rate environment. See Note 7 to our unaudited, condensed consolidated financial statements in this report for more information regarding our derivative instruments, which we use to manage our variable interest rate risk, and Item 3. Quantitative and Qualitative Disclosures about Market Risk: Interest Rate Risk (below) for more information about our variable interest rate exposure and related risk.

28	First Quarter 2025 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Other Income

Other income ($M)
Percentages indicate other income as a percentage of total revenue

The decrease in other income in dollars and as a percentage of total revenue during the three months ended March 31, 2025, when compared to the same period in 2024, was primarily due to current year losses in currency revaluation compared to prior year gains. See Note 5 to our unaudited, condensed consolidated financial statements in this report for more information regarding our other income.
Deferred Revenue
The table below compares the components of deferred revenue from our unaudited, condensed consolidated balance sheets:

(dollars in millions)	March 31, 2025	December 31, 2024	Change
Deferred revenue(1)	$332.2	$361.5	(8.1)%
Less: Long-term portion	6.0	2.0	199.4%
Current portion(1)	$326.2	$359.5	(9.3)%
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
The decrease in deferred revenue during the three months ended March 31, 2025 was primarily due to a seasonal decrease in customer contract billings. Historically, due to the timing of customer budget cycles, we have an increase in billings and customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter.

First Quarter 2025 Form 10-Q	29

Blackbaud, Inc.
(Unaudited)
Income Taxes

Income tax provision (benefit) ($M)
Percentages indicate effective income tax rates

The increase in our effective income tax rate for the three months ended March 31, 2025 when compared to the same period in 2024 was primarily due to the impact of reduced current year stock-based compensation benefit. Additionally, the current year effective tax rate was unfavorably impacted by a valuation allowance against our net U.S. deferred tax assets.
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

30	First Quarter 2025 Form 10-Q

Blackbaud, Inc.
(Unaudited)

	Three months ended March 31,
(dollars in millions, except per share amounts)	2025	2024
GAAP Revenue	$270.7	$279.3

GAAP gross profit	$155.8	$153.0
GAAP gross margin	57.6%	54.8%
Non-GAAP adjustments:
Add: Stock-based compensation expense	2.7	3.8
Add: Amortization of intangibles from business combinations	7.1	14.7
Subtotal(1)	9.8	18.4
Non-GAAP gross profit(1)	$165.6	$171.5
Non-GAAP gross margin	61.2%	61.4%

GAAP income from operations	$20.4	$10.7
GAAP operating margin	7.5%	3.8%
Non-GAAP adjustments:
Add: Stock-based compensation expense	22.2	33.6
Add: Amortization of intangibles from business combinations	7.6	15.6
Add: Acquisition and disposition-related costs(2)	25.1	2.3
Add: Security Incident-related costs(3)	2.2	10.3
Subtotal(2)	57.1	61.7
Non-GAAP income from operations(1)	$77.5	$72.4
Non-GAAP operating margin	28.6%	25.9%

GAAP income before provision (benefit) for income taxes	$5.6	$3.8
GAAP net income	$4.9	$5.2
Shares used in computing GAAP diluted earnings per share	49,445,079	53,414,495
GAAP diluted earnings per share	$0.10	$0.10
Non-GAAP adjustments:
Add: GAAP income tax provision (benefit)	0.7	(1.5)
Add: Total non-GAAP adjustments affecting income from operations	57.1	61.7
Non-GAAP income before provision for income taxes	62.7	65.5
Assumed non-GAAP income tax provision(4)	15.4	16.0
Non-GAAP net income(1)	$47.3	$49.5

Shares used in computing non-GAAP diluted earnings per share	49,445,079	53,414,495
Non-GAAP diluted earnings per share	$0.96	$0.93
(1)The individual amounts for each year may not sum to subtotal, non-GAAP gross profit, non-GAAP income from operations, non-GAAP income before provision for income taxes or non-GAAP net income due to rounding.
(2)Includes charges of $24.3 million incurred during the three months ended March 31, 2025 related to the release from our lease for office space in Washington, DC (which was acquired as part of our acquisition of EVERFI in December 2021).
(3)Includes Security Incident-related costs incurred during the three months ended March 31, 2025 of $2.2 million, which included approximately $1.1 million in additional accruals of loss contingencies, and during the three months ended March 31, 2024 of $10.3 million which included approximately $7.0 million in recorded aggregate liabilities for loss contingencies. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims, negotiated settlements and accruals for certain loss contingencies. Not included in this adjustment were costs associated with enhancements to our cybersecurity program. As of March 31, 2025, we have recorded approximately $1.6 million in aggregate liabilities for loss contingencies based primarily on recent negotiations with certain plaintiffs and customers related to the Security Incident that we believe we can reasonably estimate. It is reasonably possible that our estimated or actual losses may change in the near term for those matters, but we believe that they are not reasonably likely, either separately or in the aggregate, to have a material adverse impact on our results of operations, cash flows or financial condition. There may be other Security Incident-related matters, which could, separately or in the aggregate, result in an adverse judgment, settlement, fine, penalty or other resolution, the amount, scope and timing of which we are currently unable to predict.
(4)We apply a non-GAAP effective tax rate of 24.5% when calculating non-GAAP net income and non-GAAP diluted earnings per share.
Non-GAAP organic revenue growth
In addition, we use non-GAAP organic revenue growth, non-GAAP organic revenue growth on a constant currency basis, non-GAAP organic recurring revenue growth and non-GAAP organic recurring revenue growth on a constant currency basis in analyzing our operating performance. We believe that these non-GAAP measures are useful to investors, as a supplement to GAAP measures, for evaluating the periodic growth of our business on a consistent basis. Each of these measures of non-

First Quarter 2025 Form 10-Q	31

Blackbaud, Inc.
(Unaudited)
GAAP organic revenue growth excludes incremental acquisition-related revenue attributable to companies, if any, acquired in the current fiscal year. For companies, if any, acquired in the immediately preceding fiscal year, each of these non-GAAP organic revenue growth measures reflects presentation of full year incremental non-GAAP revenue derived from such companies as if they were combined throughout the prior period. In addition, each of these non-GAAP organic revenue growth measures excludes prior period revenue associated with divested businesses. The exclusion of the prior period revenue is to present the results of the divested businesses within the results of the combined company for the same period of time in both the prior and current periods. We believe this presentation provides a more comparable representation of our current business’ organic revenue growth and revenue run-rate.

(dollars in millions)	Three months ended March 31,
	2025	2024
GAAP revenue	$270.7	$279.3
GAAP revenue growth	(3.1)%
Less: Non-GAAP revenue from divested businesses(1)	—	(23.4)
Non-GAAP organic revenue(2)	$270.7	$255.8
Non-GAAP organic revenue growth	5.8%

Non-GAAP organic revenue(2)	$270.7	$255.8
Foreign currency impact on Non-GAAP organic revenue(3)	0.3	—
Non-GAAP organic revenue on constant currency basis(3)	$271.0	$255.8
Non-GAAP organic revenue growth on constant currency basis	5.9%

GAAP recurring revenue	$264.1	$271.5
GAAP recurring revenue growth	(2.8)%
Less: Non-GAAP recurring revenue from divested businesses(1)	—	(22.1)
Non-GAAP organic recurring revenue(2)	$264.1	$249.5
Non-GAAP organic recurring revenue growth	5.8%

Non-GAAP organic recurring revenue(2)	$264.1	$249.5
Foreign currency impact on non-GAAP organic recurring revenue(3)	0.3	—
Non-GAAP organic recurring revenue on constant currency basis(3)	$264.3	$249.5
Non-GAAP organic recurring revenue growth on constant currency basis	6.0%
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

32	First Quarter 2025 Form 10-Q

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

	Three months ended March 31,
(dollars in millions)	2025	2024
GAAP net income	$4.9	$5.2
Non-GAAP adjustments:
Add: Interest, net	15.3	8.2
Add: GAAP income tax provision (benefit)	0.7	(1.5)
Add: Depreciation	3.0	3.1
Add: Amortization of intangibles from business combinations	7.6	15.6
Add: Amortization of software development costs(1)	11.9	12.1
Subtotal(2)	38.4	37.5
Non-GAAP EBITDA(2)	$43.3	$42.8
Non-GAAP EBITDA margin(3)	16.0%

Non-GAAP adjustments:
Add: Stock-based compensation expense	$22.2	$33.6
Add: Acquisition and disposition-related costs	25.1	2.3
Add: Security Incident-related costs(4)	2.2	10.3
Subtotal(2)	49.5	46.1
Non-GAAP adjusted EBITDA(2)	$92.8	$88.9
Non-GAAP adjusted EBITDA margin(5)	34.3%

Rule of 40(6)	40.1%

Non-GAAP adjusted EBITDA	$92.8	$88.9
Foreign currency impact on Non-GAAP adjusted EBITDA(7)	0.2	(0.4)
Non-GAAP adjusted EBITDA on constant currency basis(7)	$93.0	$88.5
Non-GAAP adjusted EBITDA margin on constant currency basis	34.3%

Rule of 40 on constant currency basis(8)	40.2%
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

First Quarter 2025 Form 10-Q	33

Blackbaud, Inc.
(Unaudited)
Non-GAAP free cash flow and non-GAAP adjusted free cash flow
Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development, and capital expenditures for property and equipment.
Non-GAAP adjusted free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development and capital expenditures for property and equipment, plus cash outflows related to the Security Incident.
We believe non-GAAP free cash flow and non-GAAP adjusted free cash flow provides useful measures of the Company's operating performance. Non-GAAP adjusted free cash flow is not intended to represent and should not be viewed as the amount of residual cash flow available for discretionary expenditures.

	Three months ended March 31,
(dollars in millions)	2025	2024
GAAP net cash provided by operating activities	$1.4	$64.6
GAAP operating cash flow margin	0.5%	23.1%
Non-GAAP adjustments:
Less: purchase of property and equipment	(0.7)	(0.3)
Less: capitalized software development costs	(13.0)	(13.1)
Non-GAAP free cash flow(1)	$(12.3)	$51.3
Non-GAAP free cash flow margin	(4.5)%	18.4%
Non-GAAP adjustments:
Add: Security Incident-related cash flows	0.9	2.0
Non-GAAP adjusted free cash flow(1)	$(11.4)	$53.3
Non-GAAP adjusted free cash flow margin	(4.2)%	19.1%
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
Our cash flow from operations normally fluctuates quarterly due to the combination of the timing of customer contract billings and renewals, delivery of professional services and occurrence of customer events, as well as merit-based salary increases, among other factors. Historically, due to lower revenues in our first quarter, combined with the payment of certain annual vendor contracts, our cash flow from operations has been lowest in our first quarter. Due to the timing of customer contract renewals and student enrollments, many of which take place at or near the beginning of our third quarter, our cash flow from operations has generally been lower in our second quarter as compared to our third and fourth quarters. Partially offsetting these favorable drivers of cash flow from operations in our third and fourth quarters are base salary merit increases, which occur in July. In addition, deferred revenues can vary on a seasonal basis due to the timing of customer contract billings and renewals and student enrollments or significant acquisitions. Our cash flow from financing is negatively

34	First Quarter 2025 Form 10-Q

Blackbaud, Inc.
(Unaudited)
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

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	March 31, 2025	December 31, 2024	Change
Cash and cash equivalents	$37.2	$67.6	(44.9)%
Property and equipment, net	85.0	91.9	(7.5)%
Software development costs, net	150.1	148.3	1.2%
Total carrying value of debt	1,205.7	1,075.0	12.2%
Working capital	(236.4)	(275.8)	14.3%
The following table presents selected financial information about our cash flows:

	Three months ended March 31,
(dollars in millions)	2025	2024	Change
Net cash provided by operating activities	$1.4	$64.6	(97.9)%
Net cash used in investing activities	(25.9)	(14.5)	78.4%
Net cash used in financing activities	(330.0)	(394.6)	(16.4)%
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
As a well-known seasoned issuer, we filed an automatic shelf registration statement for an undetermined amount of debt and equity securities with the SEC on January 10, 2025. Under this universal shelf registration statement we may offer and sell, from time to time, debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units. Subject to certain conditions and pursuant to applicable SEC regulations, this registration statement is effective for three years from its date of filing with the SEC, or through January 9, 2028.
At March 31, 2025, our total cash and cash equivalents balance included approximately $17.8 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.

First Quarter 2025 Form 10-Q	35

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
Net cash provided by operating activities decreased by $63.2 million during the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to a $14.3 million decrease in net income adjusted for non-cash expenses and a $48.9 million decrease in cash flow from operations associated with working capital.
The decrease in cash flow from operations associated with working capital during the three months ended March 31, 2025, when compared to the same period in 2024, was primarily due to:
•fluctuations in the timing of vendor payments;
•an increase in prepaid taxes during the first quarter of 2025 compared to an increase in taxes payable during the same period in 2024; and
•a decrease in accrued expenses during the first quarter of 2025 related to disposition-related costs compared to an increase in accrued expenses during the first quarter of 2024 related to the Security Incident.
See discussion of the Security Incident in Note 8 to our unaudited, condensed consolidated financial statements in this report.
Investing Cash Flow
Net cash used in investing activities of $25.9 million increased by $11.4 million during the three months ended March 31, 2025, when compared to the same period in 2024.
During the three months ended March 31, 2025, we used cash of $13.0 million for software development costs and $0.7 million for purchases of property and equipment, both of which were relatively consistent with cash spent during the same period in 2024. During the three months ended March 31, 2025, we used net cash of $12.2 million for the disposition of a business compared to $1.2 million used during the same period in 2024.
Financing Cash Flow
During the three months ended March 31, 2025, we had a net increase in borrowings of $130.7 million, primarily due to our stock repurchase program and to satisfy tax obligations of employees upon settlement of equity awards (see discussion below).
We paid $37.9 million to satisfy tax obligations of employees upon settlement of equity awards during the three months ended March 31, 2025 compared to $52.7 million during the same period in 2024. The amount of taxes paid by us on behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter.
During the three months ended March 31, 2025, cash flow from financing activities associated with changes in restricted cash due to customers decreased $320.2 million, compared to a decrease of $336.6 million during the same period in 2024. This line in the statement of cash flows represents the change in the amount of restricted cash held and payable by us to customers from one period to the next. This restricted cash due to customers is not available to us for operational purposes.

36	First Quarter 2025 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Stock repurchase program
On July 16, 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by expanding the total capacity under the program to $800.0 million available for repurchases. The program does not have an expiration date. Under the stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice.
During the three months ended March 31, 2025, we repurchased 1,513,022 shares for $100.0 million. The remaining amount available to purchase stock under the stock repurchase program was $544.5 million as of March 31, 2025. During 2025, we intend to repurchase between 3% and 5% of our outstanding common stock as of December 31, 2024 under our existing stock repurchase program, including net share settlement of employee stock compensation.
2024 Credit Facilities
Historically, we have drawn on our credit facility from time to time to help us meet financial needs, primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At March 31, 2025, our available borrowing capacity under the 2024 Credit Facilities was $333.7 million. The 2024 Credit Facilities mature in April 2029.
At March 31, 2025, the carrying amount of our debt under the 2024 Credit Facilities was $1.1 billion. Our average daily borrowings during the three months ended March 31, 2025 were $1.0 billion.
The following is a summary of the financial covenants under the 2024 Credit Facilities:

Financial covenant	Requirement	Ratio as of March 31, 2025
Net leverage ratio(1)	≤ 3.75 to 1.00	2.91 to 1.00
Interest coverage ratio	≥ 2.50 to 1.00	6.51 to 1.00
(1)Under the terms of the 2024 Credit Facilities, the Net Leverage Ratio requirement may be increased by up to 0.50 provided we satisfy certain requirements, including a permitted business acquisition, and provided that the maximum Net Leverage Ratio shall not exceed 4.25 to 1.00.
Under the 2024 Credit Facilities, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2024 Credit Facilities, and (ii) our pro forma net leverage ratio, as set forth in the 2024 Credit Facilities, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At March 31, 2025, we were in compliance with our debt covenants under the 2024 Credit Facilities. See Note 6 to our unaudited, condensed consolidated financial statements in this report for additional information regarding the 2024 Credit Facilities.

First Quarter 2025 Form 10-Q	37

Blackbaud, Inc.
(Unaudited)
Commitments and Contingencies

	Payments due by period
(in millions)	Less than 1 year	More than 1 year	Total(1)
Recorded contractual obligations:
Debt	$23.4	$1,184.6	$1,207.9
Operating leases	1.2	2.5	3.7
Interest payments on debt	—	1.0	1.0
Unrecorded contractual obligations:
Purchase obligations	89.4	105.3	194.7
Interest payments on debt	69.9	230.4	300.4
Total contractual obligations(1)	$183.9	$1,523.8	$1,707.7
(1)The individual amounts may not sum to the total due to rounding.
Debt
As of March 31, 2025, we had total remaining principal payments of $1.2 billion. These payments represent principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2024 Credit Facilities, our real estate loans and our other debt at March 31, 2025 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the revolving credit loans under the 2024 Revolving Facility for the purposes of determining minimum commitment amounts. See Note 6 to our unaudited, condensed consolidated financial statements in this report for more information.
Interest payments on debt
In addition to principal payments, as of March 31, 2025, we expect to pay interest expense over the life of our debt obligations of approximately $301.3 million. These payments represent our estimated future interest payments on debt using our debt balances and the related weighted average effective interest rates as of March 31, 2025, which includes the effect of interest rate swap agreements. The actual interest expense recognized in our unaudited, condensed consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions on our remaining principal payments described above.
Operating leases
As of March 31, 2025, we had remaining operating lease payments of $3.7 million. These payments have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements or the amount representing imputed interest which was insignificant. Our operating leases are generally for corporate offices, subleased offices and certain equipment and furniture. Given our remote-first workforce strategy and real estate footprint optimization efforts, we do not anticipate entering any new, material operating leases for offices for the foreseeable future. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information.
Purchase obligations
As of March 31, 2025, we had remaining purchase obligations of $194.7 million. These purchase obligations are for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. Our purchase obligations are not recorded as liabilities on our unaudited, condensed consolidated balance sheets as of March 31, 2025, as we had not received the related services. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information.
The total liability for uncertain tax positions as of March 31, 2025 was $5.4 million. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of March 31, 2025.

38	First Quarter 2025 Form 10-Q

Blackbaud, Inc.
(Unaudited)
In connection with the settlement of the multi-state Attorneys General investigation, the California Attorney General investigation and the FTC investigation relating to the Security Incident, as discussed in Note 11 to our audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on February 21, 2025, we have agreed to implement and improve certain of our cybersecurity programs and tools through May 2044. The currently anticipated costs in connection with these efforts are primarily expected to be expensed as incurred.

Foreign Currency Exchange Rates
Approximately 15% of our total revenue for the three months ended March 31, 2025 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive loss as a component of stockholders’ equity, was a loss of $9.4 million as of March 31, 2025 and a loss of $12.7 million as of December 31, 2024. We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds into U.S. dollars.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. During the three months ended March 31, 2025, foreign translation resulted in decreases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the three months ended March 31, 2025, the fluctuation in foreign currency exchange rates impacted our total revenue and our income from operations by insignificant amounts. We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian dollar against changes in the exchange rate with the U.S. dollar. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recently Issued Accounting Pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 to our unaudited, condensed consolidated financial statements in this report.

First Quarter 2025 Form 10-Q	39

Blackbaud, Inc.
(Unaudited)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Additionally, our interest income that we primarily earn on restricted cash due to customers for our payment processing solutions acts as a partial natural hedge against our interest rate risk. Our primary interest rate exposure is related to changes in SOFR rates. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of March 31, 2025, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2024 and March 31, 2025.

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended March 31, 2025 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

40	First Quarter 2025 Form 10-Q

Blackbaud, Inc.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, see Note 8 to our unaudited, condensed consolidated financial statements in this report.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. There have been no material changes to our risk factors since our Annual Report was filed with the Securities and Exchange Commission on February 21, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended March 31, 2025 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
Beginning balance, January 1, 2025				$644,562
January 1, 2025 through January 31, 2025	—	$—	—	644,562
February 1, 2025 through February 28, 2025	877,932	70.76	345,753	620,388
March 1, 2025 through March 31, 2025	1,167,269	64.99	1,167,269	544,532
Total	2,045,201	$67.46	1,513,022	$544,532
(1)Includes 532,179 shares in February withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In July 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by raising the total capacity under the program from $500.0 million to $800.0 million available for repurchases. The program does not have an expiration date.

First Quarter 2025 Form 10-Q	41

Blackbaud, Inc.
ITEM 5. OTHER INFORMATION

Trading Arrangements Adopted or Terminated
The following table provides information about trading arrangements adopted or terminated by certain of our officers and directors during the three months ended March 31, 2025.

						Trading arrangement(1)		Aggregate number of securities to be sold under plan
Name and Title	Action	Date of Action	Plan effective date	Plan end date	Plan duration (months)	Rule 10b5-1	Non-Rule 10b5-1
Anthony W. Boor Executive Vice President of Corporate Development and Strategy	Adoption	3/12/25	6/16/25	6/12/26	Twelve	X		40,000
Kevin P. Gregoire Executive Vice President and Chief Operating Officer	Adoption	3/12/25	6/16/25	6/12/26	Twelve	X		24,320
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
None of our officers or directors adopted or terminated a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025.

42	First Quarter 2025 Form 10-Q

Blackbaud, Inc.
ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.1	First Amendment, dated March 10, 2025, to the Amended and Restated Employment and Noncompetition Agreement dated September 22, 2022 between Blackbaud, Inc. and Michael P. Gianoni.		8-K	10.1	3/13/2025
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

First Quarter 2025 Form 10-Q	43

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	April 30, 2025	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
Chief Executive Officer, President and Vice Chairman of the Board
(Principal Executive Officer)

Date:	April 30, 2025	By:	/s/ Chad M. Anderson
Chad M. Anderson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

44	First Quarter 2025 Form 10-Q