Form 10-K/A
period 2024-12-31
BLACKBAUD INC
filed 2025-05-27
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1 to
FORM 10-K/A

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

EXPLANATORY NOTE
On February 21, 2025, Blackbaud, Inc. (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”), with the Securities and Exchange Commission (“SEC”). The Original Filing inadvertently omitted iXBRL (Inline eXtensible Business Reporting Language) tagging (1) in Part I, Item 1C. Cybersecurity and (2) Part III, Item 10 related to the Company’s Insider Trading Policy. This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to include the omitted iXBRL tagging referenced above in accordance with applicable SEC rules.
In addition, the Company has included a current-dated Exhibit 31.1, 31.2, 32.1 and 32.2 certifications with this Amendment No. 1.
Amendment No. 1 speaks as of the filing date of the Original Filing and does not reflect events that may have occurred subsequent to the filing date of the Original Filing. Except as described above, no other changes have been made to the Original Filing. Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. The filing of this Amendment No. 1 is not an admission that the Original Filing, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

2024 Form 10-K	1

Blackbaud, Inc.

PART I.
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

2	2024 Form 10-K

Blackbaud, Inc.
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

2024 Form 10-K	3

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
Insider Trading Arrangements and Policies
As part of our commitment to high standards of ethical business conduct and compliance with applicable laws, rules and regulations, we have adopted our Insider Trading Policy and Guidelines for Certain Securities Transactions governing the purchase, sale and other dispositions of our securities by our directors, officers and employees, which we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq’s company listing standards applicable to us. A copy of this policy, including any amendments thereto, was filed as Exhibit 19.1 to our Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 21, 2025. In addition, regarding the Company’s trading in our own securities, it is our policy to comply with applicable federal securities laws and Nasdaq listing requirements.

4	2024 Form 10-K

Blackbaud, Inc.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are included as part of this report:
3.Exhibits
The exhibits listed below are filed or incorporated by reference as part of this report:

Filed In
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

2024 Form 10-K	5

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackbaud, Inc.

Signed:	May 27, 2025	/S/ MICHAEL P. GIANONI
Chief Executive Officer, President and Vice Chairman of the Board
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/	MICHAEL P. GIANONI	Chief Executive Officer, President and Vice Chairman of the Board (Principal Executive Officer)	Date:	May 27, 2025
Michael P. Gianoni

/S/	CHAD M. ANDERSON	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	May 27, 2025
Chad M. Anderson

6	2024 Form 10-K