Form 10-Q
period 2025-06-30
BLACKBAUD INC
filed 2025-07-30
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of July 28, 2025 was 48,509,032.

Second Quarter 2025 Form 10-Q	1

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

2	Second Quarter 2025 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$41,566	$67,628
Restricted cash	870,248	741,884
Accounts receivable, net of allowance of $7,131 and $5,228 at June 30, 2025 and December 31, 2024, respectively	145,237	83,539
Customer funds receivable	5,696	1,970
Prepaid expenses and other current assets	91,222	81,287
Total current assets	1,153,969	976,308
Property and equipment, net	83,052	91,926
Operating lease right-of-use assets	5,266	26,554
Software development costs, net	153,604	148,319
Goodwill	1,057,927	1,052,506
Intangible assets, net	120,791	132,881
Other assets	54,784	67,221
Total assets	$2,629,393	$2,495,715
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$42,664	$50,810
Accrued expenses and other current liabilities	40,863	75,543
Due to customers	874,757	742,340
Debt, current portion	22,566	23,875
Deferred revenue, current portion	399,207	359,529
Total current liabilities	1,380,057	1,252,097
Debt, net of current portion	1,136,112	1,051,110
Deferred tax liability	9,773	9,518
Deferred revenue, net of current portion	2,179	2,015
Operating lease liabilities, net of current portion	5,526	34,186
Other liabilities	7,796	4,796
Total liabilities	2,541,443	2,353,722
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 72,263,568 and 70,943,373 shares issued at June 30, 2025 and December 31, 2024, respectively; 48,506,643 and 49,245,588 shares outstanding at June 30, 2025 and December 31, 2024, respectively	72	71
Additional paid-in capital	1,347,234	1,291,442
Treasury stock, at cost; 23,756,925 and 21,697,785 shares at June 30, 2025 and December 31, 2024, respectively	(1,199,608)	(1,060,348)
Accumulated other comprehensive loss	(6,292)	(4,869)
Accumulated deficit	(53,456)	(84,303)
Total stockholders’ equity	87,950	141,993
Total liabilities and stockholders’ equity	$2,629,393	$2,495,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Second Quarter 2025 Form 10-Q	3

Blackbaud, Inc. Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$281,382	$287,286	$552,043	$566,536
Cost of revenue	113,633	124,700	228,448	250,906
Gross profit	167,749	162,586	323,595	315,630
Operating expenses
Sales, marketing and customer success	44,046	47,081	88,690	97,946
Research and development	33,595	39,068	67,154	81,870
General and administrative	32,856	33,443	89,535	81,197
Amortization of intangible assets	566	902	1,100	1,806
Total operating expenses	111,063	120,494	246,479	262,819
Income from operations	56,686	42,092	77,116	52,811
Interest expense	(18,411)	(15,715)	(35,356)	(25,991)
Other income, net	1,118	3,310	3,223	6,657
Income before provision for income taxes	39,393	29,687	44,983	33,477
Income tax provision	13,413	7,883	14,136	6,427
Net income	$25,980	$21,804	$30,847	$27,050
Earnings per share
Basic	$0.54	$0.43	$0.64	$0.53
Diluted	$0.54	$0.42	$0.63	$0.52
Common shares and equivalents outstanding
Basic weighted average shares	47,784,062	50,747,337	48,104,780	51,399,853
Diluted weighted average shares	48,248,057	51,677,418	48,786,793	52,371,927
Other comprehensive income (loss)
Foreign currency translation adjustment	$7,324	$339	$10,583	$(846)
Unrealized (loss) gain on derivative instruments, net of tax	(5,314)	(1,386)	(12,006)	2,709
Total other comprehensive income (loss)	2,010	(1,047)	(1,423)	1,863
Comprehensive income	$27,990	$20,757	$29,424	$28,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Second Quarter 2025 Form 10-Q

Blackbaud, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$30,847	$27,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,346	60,553
Provision for credit losses and sales returns	3,780	519
Stock-based compensation expense	49,422	57,856
Deferred taxes	(653)	(18,810)
Amortization of deferred financing costs and discount	1,346	984
Loss on disposition of businesses	—	1,561
Other non-cash adjustments	(5,407)	2,462
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(64,984)	(53,062)
Prepaid expenses and other assets	(8,910)	(2,473)
Trade accounts payable	(8,408)	19,146
Accrued expenses and other liabilities	(10,208)	(13,579)
Deferred revenue	38,158	36,228
Net cash provided by operating activities	68,329	118,435
Cash flows from investing activities
Purchase of property and equipment	(1,311)	(6,118)
Capitalized software development costs	(27,787)	(28,392)
Cash used in disposition of business	(12,235)	(1,179)
Other investing activities	—	(5,029)
Net cash used in investing activities	(41,333)	(40,718)
Cash flows from financing activities
Proceeds from issuance of debt	272,300	1,211,600
Payments on debt	(187,666)	(966,680)
Debt issuance costs	—	(6,458)
Employee taxes paid for withheld shares upon equity award settlement	(38,655)	(54,483)
Change in due to customers	128,582	106,851
Change in customer funds receivable	(3,262)	(2,577)
Purchase of treasury stock, including excise tax payments	(103,205)	(262,596)
Net cash provided by financing activities	68,094	25,657
Effect of exchange rate on cash, cash equivalents and restricted cash	7,212	(523)
Net increase in cash, cash equivalents and restricted cash	102,302	102,851
Cash, cash equivalents and restricted cash, beginning of period	809,512	728,257
Cash, cash equivalents and restricted cash, end of period	$911,814	$831,108
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the condensed consolidated statements of cash flows:

(dollars in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$41,566	$67,628
Restricted cash	870,248	741,884
Total cash, cash equivalents and restricted cash in the statement of cash flows	$911,814	$809,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Second Quarter 2025 Form 10-Q	5

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(dollars in thousands)	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	70,943,373	$71	(21,697,785)	$(1,060,348)	$1,291,442	$(4,869)	$(84,303)	$141,993
Net income	—	—	—	—	—	—	4,867	4,867
Purchase of treasury shares under stock repurchase program, inclusive of excise tax	—	—	(1,513,022)	(100,425)	—	—	—	(100,425)
Vesting of restricted stock units	1,023,958	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(532,179)	(37,948)	—	—	—	(37,948)
Stock-based compensation	—	—	—	—	28,120	—	—	28,120
Restricted stock grants	299,136	1	—	—	—	—	—	1
Restricted stock cancellations	(8,166)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(3,433)	—	(3,433)
Balance at March 31, 2025	72,258,301	$72	(23,742,986)	$(1,198,721)	$1,319,562	$(8,302)	$(79,436)	$33,175
Net income	—	—	—	—	—	—	25,980	25,980
Purchase of treasury shares under stock repurchase program, inclusive of excise tax	—	—	—	(19)	—	—	—	(19)
Vesting of restricted stock units	4,951	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(13,939)	(868)	—	—	—	(868)
Stock-based compensation	—	—	—	—	27,672	—	—	27,672
Restricted stock grants	23,307	—	—	—	—	—	—	—
Restricted stock cancellations	(22,991)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,010	—	2,010
Balance at June 30, 2025	72,263,568	$72	(23,756,925)	$(1,199,608)	$1,347,234	$(6,292)	$(53,456)	$87,950

6	Second Quarter 2025 Form 10-Q

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity (continued)
(Unaudited)

(dollars in thousands)	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	69,188,304	$69	(15,562,864)	$(591,557)	$1,203,012	$(1,688)	$198,869	$808,705
Net income	—	—	—	—	—	—	5,246	5,246
Purchase of treasury shares under stock repurchase program, inclusive of excise tax	—	—	(2,954,211)	(211,412)	(52,244)	—	—	(263,656)
Vesting of restricted stock units	1,357,125	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(720,189)	(52,723)	—	—	—	(52,723)
Stock-based compensation	—	—	—	—	33,570	—	—	33,570
Restricted stock grants	335,237	2	—	—	—	—	—	2
Restricted stock cancellations	(19,159)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,910	—	2,910
Balance at March 31, 2024	70,861,507	$71	(19,237,264)	$(855,692)	$1,184,338	$1,222	$204,115	$534,054
Net income	—	—	—	—	—	—	21,804	21,804
Vesting of restricted stock units	10,719	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(22,273)	(1,760)	—	—	—	(1,760)
Stock-based compensation	—	—	—	—	24,286	—	—	24,286
Restricted stock grants	21,164	—	—	—	—	—	—	—
Restricted stock cancellations	(9,902)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,047)	—	(1,047)
Balance at June 30, 2024	70,883,488	$71	(19,259,537)	$(857,452)	$1,208,624	$175	$225,919	$577,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

Second Quarter 2025 Form 10-Q	7

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

2. Basis of Presentation
Unaudited condensed consolidated interim financial statements
The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the condensed consolidated balance sheets, condensed consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three and/or six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These unaudited, condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, and other forms filed with the SEC from time to time.
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

8	Second Quarter 2025 Form 10-Q

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income	$25,980	$21,804	$30,847	$27,050
Denominator:
Weighted average common shares	47,784,062	50,747,337	48,104,780	51,399,853
Add effect of dilutive securities:
Restricted stock and units	463,995	930,081	682,013	972,074
Weighted average common shares assuming dilution	48,248,057	51,677,418	48,786,793	52,371,927
Earnings per share
Basic	$0.54	$0.43	$0.64	$0.53
Diluted	$0.54	$0.42	$0.63	$0.52

Anti-dilutive shares excluded from calculations of diluted earnings per share	681,085	12,367	1,154,673	1,023,093

Second Quarter 2025 Form 10-Q	9

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
Recurring fair value measurements
Financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair value as of June 30, 2025
Financial assets:
Interest rate swaps	$—	$1,321	$—	$1,321
Total financial assets	$—	$1,321	$—	$1,321

Fair value as of June 30, 2025
Financial liabilities:
Interest rate swaps	$—	$2,497	$—	$2,497
Foreign currency forward contracts	$—	$1,359	$—	$1,359
Total financial liabilities	$—	$3,856	$—	$3,856

Fair value as of December 31, 2024
Financial assets:
Interest rate swaps	$—	$9,262	$—	$9,262
Foreign currency forward contracts	—	1,288	—	1,288
Total financial assets	$—	$10,550	$—	$10,550
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
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at June 30, 2025 and December 31, 2024, due to the immediate or short-term maturity of these instruments.

10	Second Quarter 2025 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We believe the carrying amount of our debt approximates its fair value at June 30, 2025 and December 31, 2024, as the debt bears interest rates that approximate market value. As SOFR rates are observable at commonly quoted intervals, our debt under the 2024 Credit Facilities (as defined below) is classified within Level 2 of the fair value hierarchy. The fair value of our fixed rate debt does not exceed the carrying amount.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the six months ended June 30, 2025.
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
There were no significant non-recurring fair value adjustments to our long-lived assets, intangible assets, goodwill or operating lease ROU assets during the six months ended June 30, 2025.

5. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	June 30, 2025	December 31, 2024
Restricted cash due to customers	$869,061	$740,370
Real estate escrow balances and other	1,187	1,514
Total restricted cash	$870,248	$741,884

Second Quarter 2025 Form 10-Q	11

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Prepaid expenses and other assets

(dollars in thousands)	June 30, 2025	December 31, 2024
Costs of obtaining contracts(1)(2)	$56,515	$57,911
Prepaid software maintenance and subscriptions(3)	34,883	36,277
Implementation costs for cloud computing arrangements, net(4)(5)	10,476	10,450
Taxes, prepaid and receivable	9,741	4,257
Unbilled accounts receivable	7,450	7,067
Investment in equity securities(6)	4,943	4,943
Prepaid insurance	4,789	3,027
Derivative instruments	1,321	10,550
Other assets	15,888	14,026
Total prepaid expenses and other assets	146,006	148,508
Less: Long-term portion	54,784	67,221
Prepaid expenses and other current assets	$91,222	$81,287
(1)Amortization expense from costs of obtaining contracts was $5.1 million and $10.1 million for the three and six months ended June 30, 2025, respectively, and $4.9 million and $9.7 million for the three and six months ended June 30, 2024, respectively.
(2)The current portion of costs of obtaining contracts as of June 30, 2025 and December 31, 2024 was $18.5 million and $18.4 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of June 30, 2025 and December 31, 2024 was $33.4 million and $34.0 million, respectively.
(4)These costs primarily relate to the multi-year implementations of our global enterprise resource planning, customer relationship management systems and other cloud-based systems.
(5)Amortization expense from capitalized cloud computing implementation costs was insignificant for the three months ended June 30, 2025 and 2024, and $1.6 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively. Accumulated amortization for these costs was $12.3 million and $10.6 million as of June 30, 2025 and December 31, 2024, respectively.
(6)Represents a strategic investment that did not result in Blackbaud having significant influence over the investee.
Accrued expenses and other liabilities

(dollars in thousands)	June 30, 2025	December 31, 2024
Taxes payable	$10,643	$15,844
Customer credit balances	7,628	8,779
Unrecognized tax benefit	4,967	4,285
Derivative instruments	3,856	—
Accrued health care costs	2,766	3,151
Accrued commissions and salaries	2,700	4,012
Accrued vacation costs	2,455	2,060
Accrued legal costs(1)	2,064	2,504
Operating lease liabilities, current portion	1,443	4,489
Accrued transaction-based costs related to payments services	1,260	3,903
Stock-based compensation liability	919	7,292
Accrued costs to sell EVERFI(2)	—	13,985
Other liabilities	7,958	10,035
Total accrued expenses and other liabilities	48,659	80,339
Less: Long-term portion	7,796	4,796
Accrued expenses and other current liabilities	$40,863	$75,543
(1)All accrued legal costs are classified as current. See Note 8 to these unaudited, condensed consolidated financial statements for additional information about our loss contingency accruals and other legal expenses.
(2)As previously disclosed, on December 31, 2024, we disposed of our EVERFI business, formerly a wholly-owned subsidiary of Blackbaud, Inc, to a private investment firm that is unaffiliated with Blackbaud for nominal cash consideration. The results of operations of EVERFI are not included in our consolidated results of operations subsequent to the date of disposition.

12	Second Quarter 2025 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other income, net

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Interest income	$1,968	$2,815	$3,623	$4,863
Currency revaluation losses	(2,022)	(380)	(2,899)	(97)
Other income, net	1,172	875	2,499	1,891
Other income, net	$1,118	$3,310	$3,223	$6,657

6. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Credit facility:
Revolving credit loans	$325,400	$229,900	6.47%	6.37%
Term loans	780,000	790,000	5.53%	5.59%
Real estate loans	54,270	55,135	5.23%	5.23%
Other debt	691	2,783	9.13%	8.77%
Total debt	1,160,361	1,077,818	5.78%	5.75%
Less: Unamortized discount and debt issuance costs	1,683	2,833
Less: Debt, current portion	22,566	23,875	6.26%	6.21%
Debt, net of current portion	$1,136,112	$1,051,110	5.77%	5.73%
2024 Credit Facilities
In April 2024, we entered into a five-year $1.5 billion senior credit facility (the "2024 Credit Facilities"). At June 30, 2025, we were in compliance with our debt covenants under the 2024 Credit Facilities.
Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the seller’s obligations under two senior secured notes with a then-aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). The Real Estate Loans require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038. At June 30, 2025, we were in compliance with our debt covenants under the Real Estate Loans.

Second Quarter 2025 Form 10-Q	13

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
The following table summarizes our currently effective supplier financing agreements as of June 30, 2025:

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
The changes in supplier financing obligations during the six months ended June 30, 2025, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2024	$2,783
Additions	—
Payments	(2,092)
Balance at June 30, 2025	$691

7. Derivative Instruments
We generally use derivative instruments to manage our interest rate and foreign currency exchange risk. We currently have derivatives classified as cash flow hedges and net investment hedges. We do not enter into any derivatives for trading or speculative purposes.
All of our derivative instruments are governed by International Swap Dealers Association, Inc. master agreements with our counterparties. As of June 30, 2025 and December 31, 2024, we have presented the fair value of our derivative instruments at the gross amounts in the condensed consolidated balance sheets as the gross fair values of our derivative instruments equaled their net fair values.
Cash flow hedges
We have entered into interest rate swap agreements, which effectively convert portions of our variable rate debt under the 2024 Credit Facilities to a fixed rate for the term of the swap agreements. We designated each of the interest rate swaps as cash flow hedges at the inception of the contracts. Our entry into the 2024 Credit Agreement in April 2024 did not affect our interest rate swap agreements, including their designation as cash flow hedges, as the 2024 Credit Agreement has substantially the same critical terms as the 2020 Credit Agreement. As of June 30, 2025 and December 31, 2024, the aggregate notional values of the interest rate swaps were $700.0 million. All of the contracts have maturities on or before October 2028.
We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian Dollar ("CAD") against changes in the exchange rate with the United States Dollar ("USD"). We designated each of these foreign currency forward contracts as cash flow hedges at the inception of the contracts. As of June 30, 2025 and December 31, 2024, the aggregate notional values of the foreign currency forward contracts designated as cash flow hedges that we held to buy USD in exchange for Canadian Dollars were $35.7 million CAD and $32.8 million CAD, respectively. All of the contracts have maturities of 12 months or less.

14	Second Quarter 2025 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net investment hedges
We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds ("GBP") into USD. We designated each of these foreign currency forward contracts as net investment hedges at the inception of the contracts. As of June 30, 2025 and December 31, 2024, the aggregate notional values of the foreign currency forward contracts designated as net investment hedges to reduce the volatility of the U.S. dollar value of a portion of our GBP-denominated investments was £14.8 million and £12.9 million, respectively.
The fair values of our derivative instruments were as follows as of:

		Asset derivatives			Liability derivatives
(dollars in thousands)	Balance sheet location	June 30, 2025	December 31, 2024	Balance sheet location	June 30, 2025	December 31, 2024
Derivative instruments designated as hedging instruments:
Foreign currency forward contracts, current portion	Prepaid expenses and other current assets	$—	$1,288	Accrued expenses and other current liabilities	$1,359	$—
Interest rate swaps, long-term	Other assets	1,321	9,262	Other liabilities	2,497	—
Total derivative instruments designated as hedging instruments		$1,321	$10,550		$3,856	$—
The effects of derivative instruments in cash flow and net investment hedging relationships were as follows:

	(Loss) gain recognized in accumulated other comprehensive loss as of	Location of (loss) gain reclassified from accumulated other comprehensive loss into income	Gain reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	June 30, 2025		Three months ended June 30, 2025	Six months ended June 30, 2025
Cash Flow Hedges
Interest rate swaps	$(1,176)	Interest expense	$1,518	$2,437
Foreign currency forward contracts	$(541)	Revenue	$138	$434
Net Investment Hedges
Foreign currency forward contracts	$(818)		$—	$—

	June 30, 2024		Three months ended June 30, 2024	Six months ended June 30, 2024
Cash Flow Hedges
Interest rate swaps	$14,282	Interest expense	$5,456	$10,929
Foreign currency forward contracts	$252	Revenue	$129	$163
Net Investment Hedges
Foreign currency forward contracts	$(56)		$—	$—

Second Quarter 2025 Form 10-Q	15

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Excluding net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) and related tax effects are reclassified from accumulated other comprehensive income (loss) to current earnings. For net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to translation adjustment, a component of accumulated other comprehensive income (loss), and recognized in earnings only when the hedged GBP investment is liquidated. The estimated accumulated other comprehensive income as of June 30, 2025 that is expected to be reclassified into earnings within the next twelve months is $2.3 million. There were no ineffective portions of our interest rate swap or foreign currency forward derivatives during the six months ended June 30, 2025 and 2024. See Note 10 to these unaudited, condensed consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component. We classify cash flows related to derivative instruments as operating activities in the condensed consolidated statements of cash flows.

8. Commitments and Contingencies
Leases
We have operating leases for corporate offices and subleased offices. As of June 30, 2025, we did not have any operating leases that had not yet commenced.
Release from Washington, DC lease
In February 2025, we made a one-time cash release payment of $28.0 million to the lessor in connection with a release from our lease for office space in Washington, DC (which was acquired as part of our acquisition of EVERFI in December 2021). Due to our remote-first workforce strategy, we had not used the office space since February 2023 and had subleased a portion of the space. During the six months ended June 30, 2025, we recorded a loss on lease termination of $24.3 million in general and administrative expense.
The following table summarizes the components of our lease expense:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Operating lease cost(1)	$224	$1,625	$940	$3,611
Variable lease cost	154	299	352	612
Sublease income	(210)	(906)	(1,169)	(1,604)
Net lease cost	$168	$1,018	$123	$2,619
(1)Includes short-term lease costs, which were immaterial.

16	Second Quarter 2025 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Maturities of our operating lease liabilities as of June 30, 2025 were as follows:

Years ending December 31, (dollars in thousands)	Operating leases
2025 - remaining	$852
2026	1,962
2027	1,931
2028	1,764
2029	1,056
Thereafter	528
Total lease payments	8,093
Less: Amount representing interest	(1,124)
Present value of future payments	$6,969
Other commitments
The term loans under the 2024 Credit Facilities require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2024 Credit Facilities in April 2029. The Real Estate Loans also require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of June 30, 2025, the remaining aggregate minimum purchase commitment under these arrangements was approximately $170.6 million through 2029.
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

Second Quarter 2025 Form 10-Q	17

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Security incident
As previously disclosed, we are subject to risks and uncertainties as a result of a ransomware attack against us in May 2020 in which a cybercriminal removed a copy of a subset of data from our self-hosted environment (the "Security Incident"). For the three months ended June 30, 2025, we incurred insignificant net pre-tax expenses related to the Security Incident. For the six months ended June 30, 2025, we incurred net pre-tax expenses of $2.6 million related to the Security Incident for ongoing legal fees and accruals for loss contingencies. As of June 30, 2025, we have recorded approximately $1.6 million in aggregate liabilities for loss contingencies that we believed we could reasonably estimate in accordance with our loss contingency procedures described above. Our liabilities for loss contingencies are recorded in accrued expenses and other current liabilities on our unaudited, condensed consolidated balance sheets. It is reasonably possible that our estimated actual losses may change in the near term for those matters, but we believe that they are not reasonably likely, either separately or in the aggregate, to have a material adverse impact on our results of operations, cash flows or financial condition. For more information about the completed government investigations and related actions, see Note 11 to our audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on February 21, 2025 and Note 8 to our unaudited, condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025.

9. Income Taxes
Our income tax provision and effective income tax rates, including the effects of period-specific events, were:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Income tax provision	$13,413	$7,883	$14,136	$6,427
Effective income tax rate	34.0%	26.6%	31.4%	19.2%
The increases in our effective income tax rate for the three and six months ended June 30, 2025 when compared to the same periods in 2024 were primarily due to the unfavorable impact of a valuation allowance recorded against our net U.S. deferred tax assets.
On July 4, 2025, the United States enacted the reconciliation bill commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), which introduced significant changes to U.S. tax law. Key provisions include the permanent extension of certain elements of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of immediate expensing for research and development expenditures. The legislation contains multiple effective dates, with certain provisions taking effect in 2025 and others phased in through 2027. Given the complexity and phased implementation of the OBBBA, we are currently assessing the potential impacts of the legislation on our consolidated financial statements.

18	Second Quarter 2025 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Stockholders' Equity
Stock repurchase program
Under our stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program does not have an expiration date and may be limited, suspended or discontinued at any time without prior notice. Under the 2024 Credit Agreement, we have restrictions on our ability to repurchase shares of our common stock, which are summarized on page 39 in this report.
We account for purchases of treasury stock under the cost method. On July 16, 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by expanding the total capacity under the program to $800.0 million available for repurchases.
During the three months ended June 30, 2025, we did not repurchase any shares of our common stock. During the six months ended June 30, 2025, we repurchased an aggregate of 1,513,022 shares for $100.0 million. The remaining amount available to purchase stock under the approved stock repurchase program was $544.5 million as of June 30, 2025.
Changes in accumulated other comprehensive (loss) income by component
The changes in accumulated other comprehensive (loss) income by component, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Accumulated other comprehensive (loss) income, beginning of period	$(8,302)	$1,222	$(4,869)	$(1,688)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income balance, beginning of period	$1,107	$12,253	$7,799	$8,158
Other comprehensive (loss) income before reclassifications, net of tax effects of $—, $(974), $2,763 and $(3,940)	(3,658)	2,731	(6,372)	10,852
Amounts reclassified from accumulated other comprehensive (loss) income	(1,656)	(5,585)	(2,871)	(11,092)
Tax expense (benefit) included in provision for income taxes	—	1,468	(2,763)	2,949
Total amounts reclassified from accumulated other comprehensive (loss) income	(1,656)	(4,117)	(5,634)	(8,143)
Net current-period other comprehensive (loss) income	(5,314)	(1,386)	(12,006)	2,709
Accumulated other comprehensive (loss) income balance, end of period	$(4,207)	$10,867	$(4,207)	$10,867
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(9,409)	$(11,031)	$(12,668)	$(9,846)
Translation adjustment	7,324	339	10,583	(846)
Accumulated other comprehensive loss balance, end of period	(2,085)	(10,692)	(2,085)	(10,692)
Accumulated other comprehensive (loss) income, end of period	$(6,292)	$175	$(6,292)	$175

Second Quarter 2025 Form 10-Q	19

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
Our other segment items include amortization, interest expense, other income, net, and income tax provision on our consolidated statements of comprehensive income.

12. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of June 30, 2025, approximately $1.3 billion of revenue under contract is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 50% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for which we recognize revenue at the amount to which we have the right to invoice for services performed (transactional revenue).
Contract balances
Our closing balances of deferred revenue were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Total deferred revenue	$401,386	$361,544
The increase in deferred revenue during the six months ended June 30, 2025 was primarily due to a seasonal increase in customer contract billings. Historically, due to the timing of customer budget cycles, we have an increase in billings and customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter. The amount of revenue recognized during the six months ended June 30, 2025 that was included in the deferred revenue balance at the beginning of the period was approximately $272 million. The amount of revenue recognized during the six months ended June 30, 2025 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the location of our customers:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
United States	$231,001	$241,831	$460,218	$479,940
United Kingdom	33,708	29,980	59,830	56,109
Other countries	16,673	15,475	31,995	30,487
Total revenue	$281,382	$287,286	$552,043	$566,536

20	Second Quarter 2025 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents our revenue by type:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Contractual recurring	$180,224	$193,542	$356,160	$384,397
Transactional recurring	95,407	87,834	183,521	168,497
Total recurring revenue	$275,631	$281,376	$539,681	$552,894
One-time services and other	5,751	5,910	12,362	13,642
Total revenue	$281,382	$287,286	$552,043	$566,536

Second Quarter 2025 Form 10-Q	21

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
•We continue to innovate through the increasing use of AI to not only empower our customers but also improve our own internal productivity.
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
Three specific areas that our management team has focused on have contributed to our positive second quarter results: 1) acquiring new logos; 2) driving innovation and as such, strengthening our customer relationships through additional solutions and renewals; and 3) driving higher profitability through operational discipline and efficiencies.

22	Second Quarter 2025 Form 10-Q

Blackbaud, Inc.
(Unaudited)
As a remote-first workforce company, we continuously evaluate opportunities to shift various business units, functions or roles to lower-cost jurisdictions, including internationally, and may do so if and when we determine that it would reduce costs without negatively impacting the quality of our products and services. For example, we are currently expanding our operations in India, which we expect will give us greater access to talent, and increase the number of our employees, including management, in India. We have leased office space in India to accommodate those new operations, although we do not currently expect to have sales to customers in India in the foreseeable future.
In February 2025, we announced that we intend to repurchase during 2025 between 3% and 5% of our outstanding common stock as of December 31, 2024 under our stock repurchase program. During the six months ended June 30, 2025, we repurchased 1,513,022 shares for $100.0 million. Including net share settlement of employee stock compensation, this represents approximately 4.2% of the Company's common stock outstanding as of December 31, 2024. The remaining amount available to purchase stock under our stock repurchase program was $544.5 million as of June 30, 2025.
Financial Summary

Total revenue ($M)	Income from operations ($M)
YoY Growth (%)	YoY Growth (%)

Second Quarter 2025 Form 10-Q	23

Blackbaud, Inc.
(Unaudited)
Revenue decreased by $5.9 million and $14.5 million, during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, driven largely by the following:

-
Decreases in contractual recurring revenue of $13.3 million and $28.2 million, respectively, primarily related to our sale of EVERFI which represented $23.4 million and $45.5 million, respectively. These decreases were partially offset by the positive impact of our pricing initiatives and the performance of our cloud solutions.

+
Increases in transactional recurring revenue of $7.6 million and $15.0 million, respectively, primarily due to increases in volume for our Blackbaud Integrated Payments and Blackbaud Tuition Management and, to a lesser extent, positive results related to pricing initiatives; also contributing to the increases in transactional recurring revenue during the three and six months ended June 30, 2025 were increases related to fluctuations in foreign currency exchange rates of $1.5 million and $1.4 million, respectively

-
Decrease in one-time consulting revenue of $1.3 million, for the six months ended June 30, 2025, primarily due to our sale of EVERFI Limited in March 2024 and, to a lesser extent, fewer sales of implementation and customization services.

Income from operations increased by $14.6 million during the three months ended June 30, 2025, when compared to the same period in 2024, driven largely by the following:

+	Decrease in compensation costs other than stock-based compensation of $10.3 million primarily due to our sale of EVERFI
+
Decrease in amortization of intangible assets from business combinations of $8.0 million largely due to the previously disclosed impairment charge related to our EVERFI asset group in December 2024, which primarily included finite-lived intangible assets

+	Decrease in third-party contractor costs of $4.2 million primarily due to our sale of EVERFI
+
Decrease in acquisition and disposition-related costs within general and administrative expenses of $2.1 million primarily due to prior year noncash impairment charges partially offset by the release of accrued contingent consideration, both of which occurred during the second quarter of 2024 but did not reoccur in 2025

+
Decrease in Security Incident-related expenses of $1.4 million largely related to decreases in loss contingency accruals. See Note 8 to our unaudited, condensed consolidated financial statements in this report for our discussion of the Security Incident.

-	Decrease in total revenue, as described above
-	Increase in stock-based compensation expense of $3.0 million primarily due to estimated overall Company performance against 2025 goals
-	Increase in employee severance of $2.1 million related to a modest and targeted headcount reduction during the three months ended June 30, 2025

24	Second Quarter 2025 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Income from operations increased by $24.3 million, during the six months ended June 30, 2025, when compared to the same period in 2024, driven largely by the following:

+	Decrease in compensation costs other than stock-based compensation of $22.6 million primarily due to our sale of EVERFI
+
Decrease in amortization of intangible assets from business combinations of $15.9 million largely due to the previously disclosed impairment charge related to our EVERFI asset group in December 2024, which primarily included finite-lived intangible assets

+
Decrease in Security Incident-related expenses of $9.6 million largely related to decreases in loss contingency accruals. See Note 8 to our unaudited, condensed consolidated financial statements in this report for our discussion of the Security Incident.

+
Decrease in stock-based compensation expense of $8.4 million primarily due to a decrease in the grant date fair value of equity award grants, and to a lesser extent, our sale of EVERFI; partially offset by an increase primarily due to estimated overall Company performance against 2025 goals

+	Decrease in third-party contractor costs of $7.2 million primarily due to our sale of EVERFI
+	Decrease in advertising costs of $2.9 million primarily due to our sale of EVERFI
-
Increase in acquisition and disposition-related costs within general and administrative expenses of $20.7 million primarily related to our release from our lease for office space in Washington, DC in February 2025

-	Decrease in total revenue, as described above
-	Increase in transaction-based costs of $3.4 million related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates
-	Increase in employee severance of $2.1 million related to a modest and targeted headcount reduction during the three months ended June 30, 2025
-	Decrease of $2.1 million in software development costs that were required to be capitalized under GAAP, primarily due to our sale of EVERFI
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

Second Quarter 2025 Form 10-Q	25

Blackbaud, Inc.
(Unaudited)

Gross dollar retention

Our recurring subscription contracts are typically for a term of three years at contract inception. A key factor to our overall success is the renewal and expansion of our existing subscription agreements with our customers. Management uses gross dollar retention in analyzing our success at delighting our customers with innovative and cloud solutions. Gross dollar retention is defined as contracted annual recurring revenue ("CARR") divided by beginning CARR with a measurement period of twelve months. For the twelve months ended June 30, 2025, our gross dollar retention was approximately 92%. This gross dollar retention rate increased over our rate for the twelve months ended December 31, 2024 primarily due to our sale of EVERFI. We are continually investing in innovation, which we believe will generate strong gross dollar retention over the long-term.
Balance sheet and cash flow
At June 30, 2025, our cash and cash equivalents were $41.6 million. Under the 2024 Credit Facilities, the carrying amount of our debt was $1.1 billion and our net leverage ratio was 2.70 to 1.00.
During the six months ended June 30, 2025, we generated $68.3 million in cash from operations, had a net increase in borrowings of $84.6 million, returned $103.2 million to stockholders by way of share repurchases, including excise tax payments, and had aggregate cash outlays of $29.1 million for purchases of property and equipment and capitalized software development costs.
On July 4, 2025, the United States enacted the OBBBA, which introduced significant changes to U.S. tax law. See Note 9 to our unaudited, condensed consolidated financial statements in this report for more information. Based on our preliminary review, we expect OBBBA to meaningfully reduce cash taxes for the Company in the near-term.

Results of Operations
Comparison of the three and six months ended June 30, 2025 and 2024

Disposition
As previously disclosed, on December 31, 2024, we disposed of our EVERFI business, formerly a wholly owned subsidiary of Blackbaud, Inc, to a private investment firm that is unaffiliated with Blackbaud for nominal cash consideration. The results of operations of EVERFI are not included in our consolidated results of operations subsequent to the date of disposition.

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

26	Second Quarter 2025 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Revenue and Cost of Revenue

Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
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

Second Quarter 2025 Form 10-Q	27

Blackbaud, Inc.
(Unaudited)
Revenue decreased by $5.9 million, or 2.1%, and $14.5 million, or 2.6%, during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024. For a discussion of our changes in revenue, see "Revenue" above starting on page 24 in this report.
Cost of revenue decreased by $11.1 million, or 8.9%, and $22.5 million, or 9.0%, during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, driven primarily by the following:

-
Decreases in amortization of intangible assets from business combinations of $7.6 million and $15.2 million, respectively, largely due to the previously disclosed impairment charge related to our EVERFI asset group in December 2024, which primarily included finite-lived intangible assets

-	Decreases in compensation costs of $4.3 million and $7.2 million, respectively, primarily due to our sale of EVERFI
-	Decreases in third-party contractor costs of $1.1 million and $1.4 million, respectively, largely related to our sale of EVERFI and, to a lesser extent, decreased use of outside contractors
-	Decreases in allocated overhead costs of $1.0 million and $2.6 million, respectively, primarily related to a reduction in facilities costs and the decreased headcount from our sale of EVERFI
+
Increases in transaction-based costs of $1.1 million and $3.1 million, respectively, related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates

Gross margin increased by 300 basis points and 290 basis points for the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, primarily due to the decreases in cost of revenue outpacing the decreases in revenue.
Operating Expenses

Sales, marketing and customer success ($M)	Research and development ($M)	General and administrative ($M)
Percentages indicate expenses as a percentage of total revenue

28	Second Quarter 2025 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Sales, marketing and customer success
Sales, marketing and customer success expense includes compensation costs, variable sales commissions, travel-related expenses, advertising and marketing materials, public relations costs, variable reseller commissions and allocated depreciation, facilities and IT support costs.
We see a large market opportunity in the long-term and will continue to make investments to drive sales effectiveness. We have also implemented software tools to enhance our digital footprint and drive lead generation. The enhancements we are making in our go-to-market approach are intended to reduce our average customer acquisition cost per customer as well as the related payback period while increasing sales velocity.
Sales, marketing and customer success expense decreased by $3.0 million, or 6.4%, and $9.3 million, or 9.5%, during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024. The decreases in dollars and as a percentage of revenue were primarily driven by the following:

-	Decreases in compensation costs of $1.6 million and $5.8 million, respectively, primarily related to our sale of EVERFI
-	Decreases in advertising costs of $1.6 million and $2.9 million, respectively, primarily due to our sale of EVERFI
Research and development
Research and development expense includes compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs.
We continue to make investments intended to delight our customers with innovative and secure cloud solutions. Research and development expenses decreased by $5.5 million, or 14.0%, and $14.7 million, or 18.0%, during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024. The decreases in dollars and as a percentage of revenue were primarily driven by the following:

-	Decreases in compensation costs of $3.9 million and $11.7 million, respectively, primarily related to our sale of EVERFI
-	Decreases in third-party contractor costs of $2.5 million and $4.8 million, respectively, primarily related to our sale of EVERFI
+	Decrease in software development costs of $1.7 million, for the six months ended June 30, 2025, that were required to be capitalized under GAAP, primarily due to our sale of EVERFI
Not included in research and development expense for the three months ended June 30, 2025 and 2024 were $14.4 million and $14.8 million, respectively, and for the six months ended June 30, 2025 and 2024 were $26.8 million and $28.5 million, respectively, of qualifying costs associated with software development activities that are required to be capitalized under GAAP, such as those for our cloud solutions. Qualifying capitalized development costs associated with our cloud solutions are subsequently amortized to cost of revenue over the related assets' estimated useful life, which generally range from three to seven years. We expect that the amount of software development costs capitalized will be relatively consistent in the near-term as we continue making investments in innovation, quality, security and the integration of our solutions, which we believe will drive long-term revenue growth.

Second Quarter 2025 Form 10-Q	29

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
General and administrative expense decreased by $0.6 million, or 1.8%, during the three months ended June 30, 2025, when compared to the same period in 2024. The decrease in dollars was primarily driven by the following:

-
Decrease in acquisition and disposition-related costs of $2.1 million primarily due to prior year noncash impairment charges partially offset by the release of accrued contingent consideration, both of which occurred during the second quarter of 2024 but did not reoccur in 2025

-
Decrease in Security Incident-related expenses of $1.4 million largely related to decreases in loss contingency accruals. See Note 8 to our unaudited, condensed consolidated financial statements in this report for our discussion of the Security Incident.

-	Decrease in rent expense of $1.0 million primarily related to our release from our lease for office space in Washington, DC in February 2025
+	Increase in stock-based compensation costs of $2.5 million primarily due to estimated overall Company performance against 2025 goals
+
Decrease in total costs allocated from general and administrative expense of $1.5 million primarily related to a reduction in facilities costs and the decreased headcount from our sale of EVERFI. Depreciation, facilities and IT support costs are pooled and recorded to general and administrative expense and allocated to other lines of our statements of comprehensive income based on headcount.

General and administrative expense increased by $8.3 million, or 10.3%, during the six months ended June 30, 2025, when compared to the same period in 2024. The increases in dollars and as a percentage of revenue were primarily driven by the following:

+	Increase in acquisition and disposition-related costs of $20.7 million primarily related to our release from our lease for office space in Washington, DC in February 2025
+
Decrease in total costs allocated from general and administrative expense of $3.3 million primarily related to a reduction in facilities costs and the decreased headcount from our sale of EVERFI. Depreciation, facilities and IT support costs are pooled and recorded to general and administrative expense and allocated to other lines of our statements of comprehensive income based on headcount.

+	Increase in third-party software costs of $1.4 million primarily related to investments in our internal cybersecurity program
-
Decrease in Security Incident-related expenses of $9.6 million largely related to decreases in loss contingency accruals. See Note 8 to our unaudited, condensed consolidated financial statements in this report for our discussion of the Security Incident.

-
Decrease in stock-based compensation costs of $4.9 million primarily due to a decrease in the grant date fair value of equity award grants, and to a lesser extent, our sale of EVERFI; partially offset by an increase primarily due to estimated overall Company performance against 2025 goals

-	Decrease in rent expense of $1.9 million primarily related to our release from our lease for office space in Washington, DC in February 2025
-	Decrease in compensation costs other than stock-based compensation of $1.6 million primarily due to our sale of EVERFI

30	Second Quarter 2025 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

The increases in interest expense in dollars and as a percentage of total revenue during the three and six months ended June 30, 2025, when compared to the same periods in 2024, were primarily due to our incremental borrowings to fund stock repurchases during 2024 and 2025 and the expiration of favorable interest rate swaps in October 2024. We currently expect interest expense for the full year 2025 to be approximately $65 million to $69 million. Our interest expense in connection with the variable rate portion of our outstanding debt could increase in a rising interest rate environment. See Note 7 to our unaudited, condensed consolidated financial statements in this report for more information regarding our derivative instruments, which we use to manage our variable interest rate risk, and Item 3. Quantitative and Qualitative Disclosures about Market Risk: Interest Rate Risk (below) for more information about our variable interest rate exposure and related risk.
Other Income, Net

Other income, net ($M)
Percentages indicate other income, net as a percentage of total revenue

The decreases in other income, net in dollars and as a percentage of total revenue during the three and six months ended June 30, 2025, when compared to the same periods in 2024, were primarily due to increases in current year losses in currency revaluation compared to prior year losses. See Note 5 to our unaudited, condensed consolidated financial statements in this report for more information regarding our other income.

Second Quarter 2025 Form 10-Q	31

Blackbaud, Inc.
(Unaudited)
Deferred Revenue
The table below compares the components of deferred revenue from our unaudited, condensed consolidated balance sheets:

(dollars in millions)	June 30, 2025	December 31, 2024	Change
Deferred revenue(1)	$401.4	$361.5	11.0%
Less: Long-term portion	2.2	2.0	8.1%
Current portion(1)	$399.2	$359.5	11.0%
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
The increase in deferred revenue during the six months ended June 30, 2025 was primarily due to a seasonal increase in customer contract billings. Historically, due to the timing of customer budget cycles, we have an increase in billings and customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter.
Income Taxes

Income tax provision ($M)
Percentages indicate effective income tax rates

The increases in our effective income tax rate for the three and six months ended June 30, 2025 when compared to the same periods in 2024 were primarily due to the unfavorable impact of a valuation allowance recorded against our net U.S. deferred tax assets.
On July 4, 2025, the United States enacted the OBBBA, which introduced significant changes to U.S. tax law. See Note 9 to our unaudited, condensed consolidated financial statements in this report for more information. Based on our preliminary review, we expect OBBBA to meaningfully reduce cash taxes for the Company in the near-term.
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

32	Second Quarter 2025 Form 10-Q

Blackbaud, Inc.
(Unaudited)
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

	Three months ended June 30,		Six months ended June 30,
(dollars in millions, except per share amounts)	2025	2024	2025	2024
GAAP Revenue	$281.4	$287.3	$552.0	$566.5

GAAP gross profit	$167.7	$162.6	$323.6	$315.6
GAAP gross margin	59.6%	56.6%	58.6%	55.7%
Non-GAAP adjustments:
Add: Stock-based compensation expense	3.3	3.4	5.9	7.2
Add: Amortization of intangibles from business combinations	7.0	14.6	14.1	29.3
Add: Employee severance	0.3	—	0.3	—
Subtotal(1)	10.6	18.0	20.3	36.5
Non-GAAP gross profit(1)	$178.3	$180.6	$343.9	$352.1
Non-GAAP gross margin	63.4%	62.9%	62.3%	62.1%

GAAP income from operations	$56.7	$42.1	$77.1	$52.8
GAAP operating margin	20.1%	14.7%	14.0%	9.3%
Non-GAAP adjustments:
Add: Stock-based compensation expense	27.3	24.3	49.4	57.9
Add: Amortization of intangibles from business combinations	7.6	15.5	15.2	31.1
Add: Employee severance	2.1	—	2.1	—
Add: Acquisition and disposition-related costs(2)	0.3	2.4	25.4	4.7
Add: Security Incident-related costs(3)	0.4	1.8	2.6	12.1
Subtotal(1)	37.6	44.0	94.7	105.8
Non-GAAP income from operations(1)	$94.3	$86.1	$171.8	$158.6
Non-GAAP operating margin	33.5%	30.0%	31.1%	28.0%

GAAP income before provision for income taxes	$39.4	$29.7	$45.0	$33.5
GAAP net income	$26.0	$21.8	$30.8	$27.1
Shares used in computing GAAP diluted earnings per share	48,248,057	51,677,418	48,786,793	52,371,927
GAAP diluted earnings per share	$0.54	$0.42	$0.63	$0.52
Non-GAAP adjustments:
Add: GAAP income tax provision	13.4	7.9	14.1	6.4
Add: Total non-GAAP adjustments affecting income from operations	37.6	44.0	94.7	105.8
Non-GAAP income before provision for income taxes(1)	77.0	73.7	139.7	139.2
Assumed non-GAAP income tax provision(4)	18.9	18.1	34.2	34.1
Non-GAAP net income(1)	$58.2	$55.7	$105.5	$105.1

Shares used in computing non-GAAP diluted earnings per share	48,248,057	51,677,418	48,786,793	52,371,927
Non-GAAP diluted earnings per share	$1.21	$1.08	$2.16	$2.01
(1)The individual amounts for each year may not sum to subtotal, non-GAAP gross profit, non-GAAP income from operations, non-GAAP income before provision for income taxes or non-GAAP net income due to rounding.
(2)Includes charges of $24.3 million incurred during the six months ended June 30, 2025 related to the release from our lease for office space in Washington, DC (which was acquired as part of our acquisition of EVERFI in December 2021).
(3)Includes Security Incident-related costs incurred during the three months ended June 30, 2025 which were insignificant for on-going legal fees, during the six months ended June 30, 2025 of $2.6 million, which included approximately $1.1 million in aggregate accruals for loss contingencies and during the three and six months ended June 30, 2024 of $1.8 million and $12.1 million, respectively, which included approximately $0.0 million and $7.0 million, respectively, in aggregate accruals for loss contingencies. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims, negotiated settlements and accruals for certain loss contingencies. Not included in this adjustment were costs associated with enhancements to our cybersecurity program. As of June 30, 2025, we have recorded approximately $1.6 million in aggregate liabilities for loss contingencies that we believed we could reasonably estimate in accordance with our loss contingency procedures. Our liabilities for loss contingencies are recorded in accrued expenses and other current liabilities on our unaudited, condensed consolidated balance sheets. It is reasonably possible that our estimated actual losses may change in the near term for those matters, but we believe that they are not reasonably likely, either separately or in the aggregate, to have a material adverse impact on our results of operations, cash flows or financial condition.
(4)We apply a non-GAAP effective tax rate of 24.5% when calculating non-GAAP net income and non-GAAP diluted earnings per share.

Second Quarter 2025 Form 10-Q	33

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

(dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
GAAP revenue	$281.4	$287.3	$552.0	$566.5
GAAP revenue growth	(2.1)%		(2.6)%
Less: Non-GAAP revenue from divested businesses(1)	—	(23.8)	—	(47.2)
Non-GAAP organic revenue(2)	$281.4	$263.5	$552.0	$519.4
Non-GAAP organic revenue growth	6.8%		6.3%

Non-GAAP organic revenue(2)	$281.4	$263.5	$552.0	$519.4
Foreign currency impact on Non-GAAP organic revenue(3)	(1.9)	—	(1.6)	—
Non-GAAP organic revenue on constant currency basis(3)	$279.5	$263.5	$550.4	$519.4
Non-GAAP organic revenue growth on constant currency basis	6.0%		6.0%

GAAP recurring revenue	$275.6	$281.4	$539.7	$552.9
GAAP recurring revenue growth	(2.0)%		(2.4)%
Less: Non-GAAP recurring revenue from divested businesses(1)	—	(23.4)	—	(45.5)
Non-GAAP organic recurring revenue(2)	$275.6	$258.0	$539.7	$507.4
Non-GAAP organic recurring revenue growth	6.9%		6.4%

Non-GAAP organic recurring revenue(2)	$275.6	$258.0	$539.7	$507.4
Foreign currency impact on non-GAAP organic recurring revenue(3)	(1.9)	—	(1.6)	—
Non-GAAP organic recurring revenue on constant currency basis(3)	$273.7	$258.0	$538.1	$507.4
Non-GAAP organic recurring revenue growth on constant currency basis	6.1%		6.0%
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

34	Second Quarter 2025 Form 10-Q

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

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2025	2024	2025	2024
GAAP net income	$26.0	$21.8	$30.8	$27.1
Non-GAAP adjustments:
Add: Interest, net	16.4	12.9	31.7	21.1
Add: GAAP income tax provision	13.4	7.9	14.1	6.4
Add: Depreciation	2.7	3.3	5.6	6.3
Add: Amortization of intangibles from business combinations	7.6	15.5	15.2	31.1
Add: Amortization of software development costs(1)	12.3	12.6	24.2	24.7
Subtotal(2)	52.4	52.2	90.9	89.7
Non-GAAP EBITDA(2)	$78.4	$74.0	$121.7	$116.8
Non-GAAP EBITDA margin(3)	27.9%		22.0%

Non-GAAP adjustments:
Add: Stock-based compensation expense	$27.3	$24.3	$49.4	$57.9
Add: Employee severance	2.1	—	2.1	—
Add: Acquisition and disposition-related costs	0.3	2.4	25.4	4.7
Add: Security Incident-related costs(4)	0.4	1.8	2.6	12.1
Subtotal(2)	30.1	28.5	79.5	74.7
Non-GAAP adjusted EBITDA(2)	$108.5	$102.5	$201.2	$191.4
Non-GAAP adjusted EBITDA margin(5)	38.5%		36.5%

Rule of 40(6)	45.3%		42.8%

Non-GAAP adjusted EBITDA	$108.5	$102.5	$201.2	$191.4
Foreign currency impact on Non-GAAP adjusted EBITDA(7)	(1.1)	(0.1)	(0.9)	(0.5)
Non-GAAP adjusted EBITDA on constant currency basis(7)	$107.4	$102.4	$200.4	$190.9
Non-GAAP adjusted EBITDA margin on constant currency basis	38.4%		36.4%

Rule of 40 on constant currency basis(8)	44.4%		42.4%
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

Second Quarter 2025 Form 10-Q	35

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

	Six months ended June 30,
(dollars in millions)	2025	2024
GAAP net cash provided by operating activities	$68.3	$118.4
GAAP operating cash flow margin	12.4%	20.9%
Non-GAAP adjustments:
Less: purchase of property and equipment	(1.3)	(6.1)
Less: capitalized software development costs	(27.8)	(28.4)
Non-GAAP free cash flow(1)	$39.2	$83.9
Non-GAAP free cash flow margin	7.1%	14.8%
Non-GAAP adjustments:
Add: Security Incident-related cash flows	2.5	5.8
Non-GAAP adjusted free cash flow(1)	$41.7	$89.7
Non-GAAP adjusted free cash flow margin	7.6%	15.8%
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

36	Second Quarter 2025 Form 10-Q

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

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	June 30, 2025	December 31, 2024	Change
Cash and cash equivalents	$41.6	$67.6	(38.5)%
Property and equipment, net	83.1	91.9	(9.7)%
Software development costs, net	153.6	148.3	3.6%
Total carrying value of debt	1,158.7	1,075.0	7.8%
Working capital	(226.1)	(275.8)	18.0%
The following table presents selected financial information about our cash flows:

	Six months ended June 30,
(dollars in millions)	2025	2024	Change
Net cash provided by operating activities	$68.3	$118.4	(42.3)%
Net cash used in investing activities	(41.3)	(40.7)	1.5%
Net cash provided by financing activities	68.1	25.7	165.4%
Our principal sources of liquidity are our operating cash flow, funds available under the 2024 Credit Facilities and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription and maintenance arrangements, market acceptance of our solutions and services, the volume and size of transactions for which we process payments and our customers' ability to pay. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and meet our debt obligations. We also believe that we will be able to continue to meet our long-term cash requirements due to our anticipated cash flow from operations, solid financial position and ability to access capital from financial markets. To the extent we undertake future material acquisitions or investments or unanticipated capital or operating expenditures, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure, including through potential debt or equity issuances.
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
At June 30, 2025, our total cash and cash equivalents balance included approximately $20.7 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.

Second Quarter 2025 Form 10-Q	37

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
Net cash provided by operating activities decreased by $50.1 million during the six months ended June 30, 2025, when compared to the same period in 2024, primarily due to a $9.5 million decrease in net income adjusted for non-cash expenses and a $40.6 million decrease in cash flow from operations associated with working capital.
The decrease in cash flow from operations associated with working capital during the six months ended June 30, 2025, when compared to the same period in 2024, was primarily due to:
•fluctuations in the timing of vendor payments; and
•a decrease in accrued expenses during the first half of 2025 related to disposition-related costs paid compared to an increase in accrued expenses during the first half of 2024 related to the Security Incident.
See discussion of the Security Incident in Note 8 to our unaudited, condensed consolidated financial statements in this report.
On July 4, 2025, the United States enacted the OBBBA, which introduced significant changes to U.S. tax law. See Note 9 to our unaudited, condensed consolidated financial statements in this report for more information. Based on our preliminary review, we expect OBBBA to meaningfully reduce cash taxes for the Company in the near-term.
Investing Cash Flow
Net cash used in investing activities of $41.3 million remained relatively consistent during the six months ended June 30, 2025, when compared to the same period in 2024.
During the six months ended June 30, 2025, we used cash of $27.8 million for software development costs, which was relatively consistent with cash spent during the same period in 2024. We spent $1.3 million for purchases of property and equipment during the six months ended June 30, 2025, which was a decrease of $4.8 million when compared to the same period in 2024. During the six months ended June 30, 2025, we used net cash of $12.2 million for the disposition of a business compared to $1.2 million used during the same period in 2024.
Financing Cash Flow
During the six months ended June 30, 2025, we had a net increase in borrowings of $84.6 million, primarily due to our stock repurchase program and to satisfy tax obligations of employees upon settlement of equity awards (see discussion below).
We paid $38.7 million to satisfy tax obligations of employees upon settlement of equity awards during the six months ended June 30, 2025 compared to $54.5 million during the same period in 2024. The amount of taxes paid by us on behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter.
During the six months ended June 30, 2025, cash flow from financing activities associated with changes in restricted cash due to customers increased $128.6 million, compared to an increase of $106.9 million during the same period in 2024. This line in the statement of cash flows represents the change in the amount of restricted cash held and payable by us to customers from one period to the next. This restricted cash due to customers is not available to us for operational purposes.

38	Second Quarter 2025 Form 10-Q

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
In February 2025, we announced that we intend to repurchase during 2025 between 3% and 5% of our outstanding common stock as of December 31, 2024 under our stock repurchase program. During the three months ended June 30, 2025, we did not repurchase any shares. During the six months ended June 30, 2025, we repurchased 1,513,022 shares for $100.0 million. Including net share settlement of employee stock compensation, this represents approximately 4.2% of the Company's common stock outstanding as of December 31, 2024. The remaining amount available to purchase stock under our stock repurchase program was $544.5 million as of June 30, 2025.
2024 Credit Facilities
Historically, we have drawn on our credit facility from time to time to help us meet financial needs, primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At June 30, 2025, our available borrowing capacity under the 2024 Credit Facilities was $374.3 million. The 2024 Credit Facilities mature in April 2029.
At June 30, 2025, the carrying amount of our debt under the 2024 Credit Facilities was $1.1 billion. Our average daily borrowings during the three and six months ended June 30, 2025 were $1.1 billion and $1.1 billion, respectively.
The following is a summary of the financial covenants under the 2024 Credit Facilities:

Financial covenant	Requirement	Ratio as of June 30, 2025
Net leverage ratio(1)	≤ 3.75 to 1.00	2.70 to 1.00
Interest coverage ratio	≥ 2.50 to 1.00	6.41 to 1.00
(1)Under the terms of the 2024 Credit Facilities, the Net Leverage Ratio requirement may be increased by up to 0.50 provided we satisfy certain requirements, including a permitted business acquisition, and provided that the maximum Net Leverage Ratio shall not exceed 4.25 to 1.00.
Under the 2024 Credit Facilities, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2024 Credit Facilities, and (ii) our pro forma net leverage ratio, as set forth in the 2024 Credit Facilities, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At June 30, 2025, we were in compliance with our debt covenants under the 2024 Credit Facilities. See Note 6 to our unaudited, condensed consolidated financial statements in this report for additional information regarding the 2024 Credit Facilities.

Second Quarter 2025 Form 10-Q	39

Blackbaud, Inc.
(Unaudited)
Commitments and Contingencies

	Payments due by period
(in millions)	Less than 1 year	More than 1 year	Total(1)
Recorded contractual obligations:
Debt	$22.6	$1,137.8	$1,160.4
Operating leases	1.9	6.2	8.1
Interest payments on debt	0.3	3.7	4.0
Unrecorded contractual obligations:
Purchase obligations	88.3	82.2	170.6
Interest payments on debt	67.0	203.9	271.0
Total contractual obligations(1)	$180.1	$1,433.9	$1,614.0
(1)The individual amounts may not sum to the total due to rounding.
Debt
As of June 30, 2025, we had total remaining principal payments of approximately $1.2 billion. These payments represent principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2024 Credit Facilities, our real estate loans and our other debt at June 30, 2025 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the revolving credit loans under the 2024 Revolving Facility for the purposes of determining minimum commitment amounts. See Note 6 to our unaudited, condensed consolidated financial statements in this report for more information.
Interest payments on debt
In addition to principal payments, as of June 30, 2025, we expect to pay interest expense over the life of our debt obligations of approximately $274.9 million. These payments represent our estimated future interest payments on debt using our debt balances and the related weighted average effective interest rates as of June 30, 2025, which includes the effect of interest rate swap agreements. The actual interest expense recognized in our unaudited, condensed consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions on our remaining principal payments described above.
Operating leases
As of June 30, 2025, we had remaining operating lease payments of $8.1 million. These payments have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements or the amount representing imputed interest which was $1.1 million. Our operating leases are generally for corporate offices, subleased offices and certain equipment and furniture. Given our remote-first workforce strategy and real estate footprint optimization efforts, we do not anticipate entering any new, material operating leases for offices for the foreseeable future. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information.
Purchase obligations
As of June 30, 2025, we had remaining purchase obligations of $170.6 million. These purchase obligations are for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. Our purchase obligations are not recorded as liabilities on our unaudited, condensed consolidated balance sheets as of June 30, 2025, as we had not received the related services. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information.
Other commitments
The total liability for uncertain tax positions as of June 30, 2025 was $5.9 million. Our accrued interest and penalties related to tax positions taken on our tax returns was insignificant as of June 30, 2025.

40	Second Quarter 2025 Form 10-Q

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

Foreign Currency Exchange Rates
Approximately 17% of our total revenue for the six months ended June 30, 2025 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive loss as a component of stockholders’ equity, was a loss of $2.1 million as of June 30, 2025 and a loss of $12.7 million as of December 31, 2024. We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds into U.S. dollars.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. During the six months ended June 30, 2025, foreign translation resulted in increases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the six months ended June 30, 2025, the fluctuation in foreign currency exchange rates increased our total revenue and our income from operations by $1.6 million and an insignificant amount, respectively. We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian dollar against changes in the exchange rate with the U.S. dollar. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2025 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recently Issued Accounting Pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 to our unaudited, condensed consolidated financial statements in this report.

Second Quarter 2025 Form 10-Q	41

Blackbaud, Inc.
(Unaudited)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Additionally, our interest income that we primarily earn on restricted cash due to customers for our payment processing solutions acts as a partial natural hedge against our interest rate risk. Our primary interest rate exposure is related to changes in SOFR rates. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of June 30, 2025, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2024 and June 30, 2025.

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended June 30, 2025 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

42	Second Quarter 2025 Form 10-Q

Blackbaud, Inc.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, see Note 8 to our unaudited, condensed consolidated financial statements in this report.
ITEM 1A. RISK FACTORS
We are supplementing Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on February 21, 2025 (the “Annual Report”). The following risk factors should be read in conjunction with the risk factors set forth in that Annual Report.

Strategic Risks
We are increasingly incorporating AI technology into many of our solutions and services. Because this technology is new and developing, technically complex and investment-intensive and the legal and regulatory issues are unsettled, our AI strategy may result in operational, financial and reputational harm and other adverse consequences to our business.
We are implementing AI features, including generative, predictive, interactive and agentic AI technologies, in many of our solutions and services. The technologies underpinning these features are in the early stages of commercial use, are evolving rapidly and exist in an emerging regulatory environment, which presents regulatory, litigation, ethical, reputational, operational and financial risks, some of which are still unknown.
Many U.S. federal, U.S. state and international governmental bodies and regulators have adopted, or are in the process of developing, new laws and regulations related to the use of AI and machine learning technologies. These have imposed, and may in the future further impose, obligations related to our development, offering and use of AI technologies and expose us to increased risk of regulatory enforcement and litigation. Many of our AI features include the processing of personal data and are, and may be further, subject to laws, policies, legal obligations and codes of conduct related to privacy and data protection. There is uncertainty about the extent to which privacy and data protection laws apply to AI technologies, and any delay in addressing privacy or data protection concerns relating to our AI features may result in liability or regulatory investigations and fines, as well as harm to our sales and reputation. In addition, issues relating to intellectual property rights in AI-generated content have not been fully addressed by the courts, laws or regulations. Accordingly, the implementation of AI technologies into our products and services may result in exposure to claims related to copyright infringement or other intellectual property misappropriation.
Our use of AI technology may also present additional security risks due to embedded security vulnerabilities. Furthermore, many of our AI features may rely on third-party developers and other service providers, and any improper processing of personal data by these service providers could harm our reputation, business or customers, or expose us to legal liability. Also, our sensitive information could be leaked, disclosed or revealed as a result of or in connection with company or vendor use of these technologies generally. Any disruption or failure in our AI systems or infrastructure could result in delays or errors in our operations, which could harm our business and financial results. See also “Item 1A. Risk Factors. Operational Risks” related to breaches of our software and failure to safeguard confidential data in our Annual Report on Form 10-K filed with the SEC on February 21, 2025.
Blackbaud is in the early stages of leveraging agentic AI in the AI features of our solutions and deploying agentic AI for our internal business purposes. Agentic AI differs from traditional AI technologies by making decisions and pursuing business goals autonomously without prompting by humans, sometimes across multiple steps and over time, which may require deployers to give agentic AI access to systems for the purpose of taking such initiative. This presents additional risks, including the possibility of opaque decision making, unique security concerns due to agent permissioning, challenges with monitoring actions and assigning and enforcing accountability.
Our AI technology features may also generate output that is misleading, inaccurate, harmful or otherwise flawed, which may harm our reputation, business or customers, or expose us to legal liability. Also, some AI scenarios present ethical issues. If we

Second Quarter 2025 Form 10-Q	43

Blackbaud, Inc.
enable or offer AI solutions that are controversial because of their purported or actual impact on human rights, privacy, employment or other social issues, we may experience reputational harm and legal liability.
New and emerging AI technologies require substantial additional investment in the development and maintenance of various models, approaches and processes, as well as development of protections and safeguards for the use of AI technologies, which is expensive and could negatively impact our financial results as we further expand AI technology into our products and services. Likewise, the use of AI technology involves significant technical complexity and requires specialized expertise, which is expected to require increased investment in infrastructure and headcount.
The success of any enhancement or new product depends on many factors, including its relevance to our customers, timely implementation and market acceptance. If our AI-enhanced products and services do not achieve widespread market adoption or there is a reduction in demand due to a lack of customer acceptance, technology challenges, strengthening competition, weakening economic conditions, or security or privacy concerns, our business could be harmed and our financial results could be adversely affected.
We face significant competition from other companies that are developing their own AI-enhanced products and services. Such AI features and technologies may be similar or superior to ours and may be more cost-effective. Furthermore, other parties could have proprietary rights that would interfere with our ability to implement our own AI features. Our AI features also may require access to specific third-party equipment or infrastructure, which availability or pricing we may not be able to control.
It is not possible to predict all of the risks related to the use of AI technology. Although we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise, which may affect our ability to develop and use AI or subject us to legal liability.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended June 30, 2025 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
Beginning balance, April 1, 2025				$544,532
April 1, 2025 through April 30, 2025	—	$—	—	544,532
May 1, 2025 through May 31, 2025	13,939	62.24	—	544,532
June 1, 2025 through June 30, 2025	—	—	—	544,532
Total	13,939	$62.24	—	$544,532
(1)Includes 13,939 shares in May withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In July 2024, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by raising the total capacity under the program to $800.0 million available for repurchases. The program does not have an expiration date.

44	Second Quarter 2025 Form 10-Q

Blackbaud, Inc.
ITEM 5. OTHER INFORMATION

Trading Arrangements Adopted or Terminated
During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities.
ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
10.1	Amended and Restated Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan.		DEF 14A	Appendix B	4/22/2025
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

Second Quarter 2025 Form 10-Q	45

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	July 30, 2025	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
Chief Executive Officer, President and Vice Chairman of the Board
(Principal Executive Officer)

Date:	July 30, 2025	By:	/s/ Chad M. Anderson
Chad M. Anderson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

46	Second Quarter 2025 Form 10-Q