Form 10-K
period 2025-12-31
BLACKBAUD INC
filed 2026-02-18
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑ (In accordance with Rule 10D-1(b) under the Securities Exchange Act of 1934, we performed a recovery analysis of incentive-based compensation received by our executive officers during the applicable recovery period. Based on this analysis, no clawback of compensation was required by applicable SEC rules.)
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on 6/30/2025 (based on the closing sale price of $64.21 on that date) was approximately $1,709,331,328. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of February 9, 2026 was 45,933,454.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders currently scheduled to be held June 10, 2026 are incorporated by reference into Part III hereof. Such definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2025.

2025 Form 10-K	1

Blackbaud, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the documents incorporated herein by reference, contains forward-looking statements that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These "forward-looking statements" are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build and grow our domestic and international businesses, our operating results, our ability to successfully integrate developed and acquired businesses and technologies, including artificial intelligence ("AI" as further defined below), the effect of our stock repurchase program, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock-based compensation, the sufficiency of our capital resources, our ability to meet our ongoing debt and obligations as they become due, cybersecurity and data protection risks and related liabilities, and current or potential legal proceedings involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “believes,” “seeks,” “expects,” “may,” “might,” “should,” “intends,” “could,” “would,” “likely,” “will,” “targets,” “plans,” “anticipates,” “aims,” “projects,” “estimates,” or any variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Accordingly, they should not be viewed as assurances of future performance, and actual results may differ materially and adversely from those expressed in any forward-looking statements.
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

2	2025 Form 10-K

Blackbaud, Inc.

PART I.
ITEM 1. BUSINESS

Description of Business
We are the world's leading provider of AI-powered solutions for social impact. Serving nonprofits, educational institutions, companies committed to corporate social responsibility and individual change makers, we propel impact at scale with the sector’s most intelligent solutions for fundraising and engagement, education solutions, financial management and CSR and grantmaking. With the deepest expertise powered by the world’s largest philanthropic data set, the most connected workflows, and the most powerful impact network, our solutions are building a future where resources are unleashed at the speed of need. Blackbaud brings over four decades of leadership to this sector: since originally incorporating in New York in 1982 and later reincorporating as a South Carolina corporation in 1991 and as a Delaware corporation in 2004. We are deeply proud to play a part in our customers’ success in their missions to provide healthcare and cure diseases, advance education, preserve and share arts and culture, protect the environment, support those in need and much more.

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
Traditional methods of fundraising and organizational management are often costly and inefficient
Many social impact organizations use manual methods or software applications not specifically designed for fundraising or nonprofit business operations. Such methods are often costly and inefficient because of the difficulties in effectively collecting, sharing and using donation-related information. Furthermore, general purpose software applications frequently have limited functionality for the unique needs of our customer base and do not efficiently integrate multiple databases or solutions from multiple vendors. Some social impact organizations have developed proprietary software, but doing so is expensive, requiring on-site technical personnel for development, implementation and maintenance.
The nonprofit industry faces particular operational challenges
Nonprofit organizations—and any other entity that includes fundraising as a revenue source, including education institutions, healthcare organizations and houses of worship—must efficiently:
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
Because of these challenges, we believe nonprofits, education institutions, healthcare organizations and houses of worship can benefit from AI-powered software applications and services and specifically designed to serve their particular needs and workflows to grow revenue, work effectively and accomplish their missions.

2025 Form 10-K	3

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

Strategy
Our objective is to maintain and extend our position as the leading provider of AI-powered cloud software and services essential for the core business operations unique to social impact organizations, teams, and schools. Our key strategies for achieving this objective are described below.
Operating Initiatives Supporting Long-Term Growth and Margin Improvement
•Product Innovation and Delivery
A central element of our long‑term strategy is the disciplined integration of AI across our products, platform and internal operations, which management views as foundational to driving operating leverage, enhancing customer outcomes and supporting sustainable growth over time.
Our product innovation efforts have focused on two primary areas: (i) advancing AI across the portfolio, and (ii) enhancing product connectivity and interoperability to streamline customer workflows. These enhancements are designed to help customers improve fundraising outcomes while reducing administrative burden.
Through our multi-year Intelligence for Good® initiative, we continue to integrate machine learning and AI-driven capabilities into our products to improve efficiency and support better outcomes for our customers. Our machine learning features for prospect identification have been adopted by more than half of Raiser's Edge NXT® customers. We have also introduced generative AI features across multiple products, primarily supporting the composition of donor and constituent communications.
In late 2025, we released Blackbaud AI Chat, which provides contextual responses within our solutions and assists users in completing tasks more efficiently. At bbcon®, our annual user conference in October 2025, we launched Agents for Good™, our agentic AI suite, designed to augment customer teams with virtual AI-driven assistants capable of autonomously executing complex workflows across fundraising, finance and corporate impact functions. These innovations expand the ways customers can use our AI-powered solutions and are expected to contribute to future bookings, product adoption and customer retention.
•Targeting Mid-Single-Digit Revenue Growth
Contractual Recurring Revenue (~64% of total revenue)
Contractual recurring revenue is driven by new‑customer bookings, cross‑sell and upsell activity within our existing customer base and the retention of existing customer revenue. Our sales organization includes teams focused on both new logo acquisition and expansion within existing customers. In addition to these motions, our new product opportunities (such as Agents for Good discussed above) provide our customer account teams with incremental solutions

4	2025 Form 10-K

Blackbaud, Inc.
to sell into existing customers. These three motions—new logo, cross-sell/upsell, and new product—support our multi-year “land and expand” strategy.
Most of our software customers now operate on standard three‑year contract terms with mid-to-high single-digit price increases at renewal and embedded annual price increases. These terms provide improved revenue visibility and are expected to contribute to stability in retention rates. Revenue from these arrangements is generally recognized ratably over the contract term.
While our contract renewal program is designed around three‑year terms, more than 20% of renewing customers have elected to enter into four‑year or longer contracts. Accordingly, our customer base is primarily composed of three‑year contracts, with over 20% of customers committed under extended‑term arrangements, which contributes to revenue visibility while extending the duration over which renewals occur.
Because revenue from these contractual arrangements is recognized ratably over the contract term, changes in contract duration affect the period over which revenue is recognized but do not change the pattern of revenue recognition within the contract. To the extent contracts include embedded annual price escalators, the total fees attributable to the subscription-based software solutions are recognized on a straight-line basis over the term of the arrangement, resulting in a more even pattern of revenue recognition over longer periods. Accordingly, period‑over‑period revenue growth continues to be driven primarily by the retention of existing customer revenue, combined with new bookings, expansion activity and contractual renewals with price increases and embedded annual price escalators over the contractual term. Extended‑term arrangements contribute to improved visibility into future revenue and cash flows.
Renewal performance can vary from year to year due to the size and composition of renewal cohorts. Approximately 40% of our existing customer contracts are due for renewal in 2026, compared to approximately 30% in 2027 and approximately 30% in 2028. The contractual annual recurring revenue dollars up for renewal associated with the 2026 renewal cohort are approximately 40% higher than those up for renewal in 2025, reflecting the normal progression of our multi-year contract renewal cycle and the timing of customer renewals. Because the 2026 cohort is meaningfully larger, we may experience higher churn dollars in that year relative to prior years. These cohort dynamics are a normal part of our renewal cycle and can influence year-over-year revenue trends, even when underlying customer retention patterns remain stable.
Transactional Recurring Revenue (~34% of total revenue)
Transactional recurring revenue is diversified across multiple activity types. The primary components of this revenue stream—and their associated products—include:
◦Donation Processing (~55%) - support by Blackbaud Integrated Payments™, which powers donation activity across our fundraising and CRM solutions.
◦Consumer Giving (~20%) - driven by JustGiving®, which facilitates individual, peer-to-peer and community-driven giving.
◦Tuition Management (~20%) - generated through Blackbaud Tuition Management™, which processes tuition, fees and related financial transactions for K-12 private schools.
◦Event‑based Usage (~5%) - derived from usage-based transactions across certain registration, ticketing and event-related workflows within our product suite.
The diversity of these underlying transaction types has contributed to consistent high-single-digit growth in transactional recurring revenue in recent years. In certain periods, transactional recurring revenue may benefit from temporary increases in charitable giving related to isolated events, which can contribute to short‑term variability in transaction volumes. Future growth in this category will depend on volume (e.g., donation activity, giving behavior, tuition payments), same‑store volume trends, the shift toward donor online giving, customer adoption of our payments capabilities and pricing optimization initiatives.
Certain components of transactional revenue—as with the broader social good sector—are influenced by external factors such as giving patterns, macroeconomic conditions and seasonal activity.
We have experienced continued growth in donation processing, consumer giving and tuition management, have implemented targeted rate increases across select areas of our payments portfolio, and are executing additional

2025 Form 10-K	5

Blackbaud, Inc.
optimization initiatives intended to enhance the donor experience and support long-term transactional revenue expansion.
•Operating Efficiency and Margin Improvement
We are focused on improving operating efficiency and enhancing profitability over time. This includes actions to optimize our workforce, improve productivity, modernize our technology platform and simplify our cost structure. Consistent with this focus, we are applying AI across our internal operations as a tool to support productivity, scalability and operational effectiveness over time.
We have taken several steps to improve efficiency in recent years, including reductions in headcount, optimization of our real estate footprint, renegotiation of key vendor contracts, continued migration of our product infrastructure to public cloud environments and planned closure of our two remaining legacy private data centers. We are also deploying AI-enabled tools across our internal operations, including research and development, customer operations and general and administrative functions, to automate routine activities, accelerate workflows and support internal productivity, while maintaining appropriate controls and governance.
As part of our multi-year global workforce strategy, we are expanding our global footprint through the continued build-out of our Global Capability Center ("GCC") in Hyderabad, India. This expansion enhances our access to talent, enables labor arbitrage while maintaining a high quality of work, and supports a follow-the-sun operating model. Our adoption of AI complements this strategy by informing how we assess roles, skill requirements and productivity opportunities as our operating model evolves.
Beginning in 2024, we have relied on a combination of (i) insourcing certain roles previously performed by third parties into the GCC, (ii) evaluating roles and required skill sets, and opportunities created through our adoption of AI to determine whether positions that become vacant through attrition should be backfilled within the GCC, and (iii) opportunistically transitioning additional roles to the GCC. We expect to continue this approach as we execute the next phase our global workforce strategy through 2027.
•Stock repurchase program
On December 1, 2025, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by raising the total capacity under the program from $800.0 million to $1.0 billion available for repurchases. The program does not have an expiration date and authorizes the repurchase of shares from time to time in accordance with applicable laws, including through open market transactions, transactions under Rule 10b5-1 trading plans, and privately negotiated transactions. The timing and amount of repurchases are determined based on a variety of factors, including market and business conditions, the trading price of our common stock and alternative uses of capital, and the program may be limited, suspended or discontinued at any time without prior notice.
On December 2, 2025, we announced an increase in our expected fiscal year 2025 stock repurchase range to between 7.0% and 8.5% of our outstanding common stock as of December 31, 2024. During the year ended December 31, 2025, we repurchased 3,337,844 shares for $214.0 million. Including net share settlement of employee stock compensation, these repurchases represented approximately 7.9% of our outstanding common stock as of December 31, 2024. As of December 31, 2025, $960.6 million remained available for repurchases under the program. During 2026, we intend to repurchase between 5.0% and 10.0% of our outstanding common stock as of December 31, 2025 under our existing stock repurchase program. Over the long term, we expect stock repurchases to remain an important component of our capital allocation strategy, subject to market conditions, business performance, leverage considerations, and other factors. We anticipate utilizing at least 50% of our free cash flow from 2026 to 2030 for stock repurchases. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Non-GAAP Financial Measures” in Item 7 of this report.

6	2025 Form 10-K

Blackbaud, Inc.
Delight Our Customers
We intend to make our customers' experience with us effective, efficient and satisfying from their initial interest in our AI-powered solutions and services through their decision to purchase, engage with customer support and implement and use our solutions. We continue to focus on initiatives aimed at improving the consistency and quality of user experience across our offerings. We also continue to evolve the way we package and sell our offerings to provide high quality and value combined with flexibility to meet the unique needs of our existing and prospective customers. In addition, we are continuing to integrate value-adding capabilities such as payment services, analytics and business intelligence into our suite of solutions to better address our customers' needs to raise more revenue with comprehensive offerings. We will continue to focus on providing the highest level of solution support, enhancing our existing solutions, extending our solutions through open APIs and developing new solutions and services designed to help our customers be more effective and achieve their missions. (See “Solutions and Services” below for additional information regarding the development and integration of AI into our solutions and services as a key business strategy.)
Attract and Retain Top Talent and Actively Engage Employee Base
Our employees are energized by our opportunity to fuel social impact. Collaboration, innovation, authentic passion for the customers we serve and high standards are core to our culture and help to enable the great work we do. We strive to hire, develop and retain the best employees and provide a supportive and inclusive environment where their talents and potential are realized. In 2025, we rolled out an updated approach to our Remote-Flexible workforce strategy, which supports Blackbaud's goal to attract and develop top talent globally. For additional information, see “Human Capital Resources” below.
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

Solutions and Services
We propel our customers’ impact through what we believe to be the sector’s most intelligent AI-powered solutions for giving, connecting and engaging. Our solutions combine deep expertise, end-to-end connection for sector-specific workflows and access to the Blackbaud Verified Network. We have evolved beyond providing the critical systems of record to also provide systems of intelligent action.
We augment our software with a range of payment processing, analytic and business intelligence services, consulting, training and professional services, as well as maintenance and technical support. The Blackbaud portfolio is delivered primarily through cloud solutions tailored to the unique needs of nonprofits and foundations, educational institutions, individual change makers and corporate social impact programs. Our AI-powered solutions are built specifically for fundraising and relationship management, marketing and engagement, financial management, grant and award management, education management, ticketing, social responsibility, payment services and analytics.
We are developing and implementing AI features in certain of our solutions and services as a key element of our strategy to enhance customer workflows, improve operational efficiency and support decision-making, while maintaining appropriate human oversight and governance controls. For example, our “Intelligence for Good” program integrates machine learning and AI capabilities that help our customers streamline workflows, enhance efficiency and achieve better outcomes. We have introduced generative AI features across multiple products, ranging from composition of outreach communications to contextual responses to customer questions. We are also leveraging AI to transform the way we work at Blackbaud and intend

2025 Form 10-K	7

Blackbaud, Inc.
to continue to identify, experiment and scale a range of solutions across our marketing, customer success, engineering and general and administrative functions through applied AI.
AI is a core pillar of our long‑term business strategy and operating model, rather than a standalone innovation initiative, and underpins how we enhance our solutions, scale our platform, improve operating efficiency and deliver sustained value to our customers.
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
For purposes of this Annual Report on Form 10‑K, we use the term “Artificial Intelligence” or “AI” as defined by the National Institute of Standards and Technology (“NIST”). Under the NIST definition, AI refers to a machine‑based system that can, for a given set of human‑defined objectives, make predictions, recommendations, or decisions that influence real or virtual environments. These systems use machine- and human‑based inputs to perceive their environments, analyze data and generate outputs that support or automate decision‑making.
As adopted by the Company, this definition applies consistently throughout our disclosures in Item 1. Business, Item 1C. Cybersecurity and Item 7. Management’s Discussion & Analysis, and should be read in conjunction with our related risk, operational and governance discussions.
Our specific solutions and services include:
Data Intelligence
Intelligence for Good® is our comprehensive strategy to deliver AI that is convenient, powerful and responsible. Our AI capabilities enable social impact organizations to transform data into insights and outcomes.
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
Blackbaud's data intelligence solutions and services use data science and AI to turn customer data into valuable insights that inform decision-making and help them achieve their goals efficiently. Blackbaud's data intelligence portfolio consists of four key outcome areas:
Blackbaud Agents for Good™ are a series of AI agents that leverage Blackbaud’s proprietary data and sector expertise to act as staff support or “virtual team members” by autonomously executing complex workflows for nonprofits and leveraging proven processes to accomplish a specific set of outcomes. Within prescribed guardrails, agents run tasks, leverage data to optimize those tasks, log the actions they take and report on the success of their actions.
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

8	2025 Form 10-K

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
Fundraising and Engagement
Blackbaud Raiser's Edge NXT® is our flagship fundraising and relationship management solution. Raiser's Edge NXT is the first and only cloud fundraising and relationship management solution that is all-inclusive, fully integrated with data health, AI-powered predictive analytics, email marketing, donation forms, event management, payment processing and process automation to create tailored, user-specific experiences. We believe Raiser's Edge NXT is the most advanced technology available to nonprofits seeking to operate more efficiently and raise more support for their missions.
Blackbaud Enterprise Fundraising CRM™ is a comprehensive, configurable fundraising and relationship management solution. It is our lead offering for enterprise-level organizations seeking a powerful, yet adaptable solution for fundraising, marketing and program management across the engagement lifecycle, specializing in supporting sophisticated major giving, membership and high-volume direct marketing programs. Blackbaud Enterprise Fundraising CRM helps organizations build deeper and more personalized relationships with constituents, build their brands through online engagement and multichannel communication tools, and more effectively fundraise, leveraging campaign management, business intelligence and predictive analytics. Blackbaud Enterprise Fundraising CRM can be integrated with enterprise online solutions to enable multi-channel marketing, online engagement and event fundraising.
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

2025 Form 10-K	9

Blackbaud, Inc.
Financial Management
Blackbaud Financial Edge NXT® is the market leading solution for fund and sub fund accounting to ensure stewardship for donated funds and compliance for government grants and contracts. Blackbaud Financial Edge NXT has powerful reporting tools to help finance teams drive transparency and open modern APIs to support data integrations or enhanced workflows. It seamlessly integrates with multiple Blackbaud products including Raiser's Edge NXT, Blackbaud Tuition Management and Blackbaud Billing Management so nonprofit organizations can connect their business offices and workflows across the organization. Financial Edge NXT eliminates redundant tasks and manual processes across the organization and within the financial office itself through Payment Assistant™, native functionality for automated bill pay and Expense Management, functionality for submission of expenses. We recently introduced AI-powered document intelligence for scanning of invoices to reduce manual data entry.
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

10	2025 Form 10-K

Blackbaud, Inc.
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
Blackbaud Integrated Payments™ (formerly, Blackbaud Merchant Services) is a value-added service integrated with our solutions that makes credit card processing simple and secure. Customers are charged one rate for credit card transactions, making Blackbaud Integrated Payments a competitive option. The service also provides customers with a payment card industry (“PCI”) compliant process and streamlined bank reconciliation.
Customer Success
Our Customer Success organization is responsible for ensuring our customers achieve their desired outcomes through Blackbaud solutions, starting at onboarding and continuing through the customer lifecycle. Our Customer Success team develops and fosters relationships within all levels of the customer organization to help ensure that customers get the most value out of our AI-powered solutions and services, while helping them achieve their desired outcomes. Our customer success resources work to proactively communicate to drive overall satisfaction and retention of our customers' business. They work to collect and analyze actionable information, whether that is through direct customer relationships or through aggregated analytics that drive future one-to-one or one-to-many interactions. Their goal is to partner with customers to ensure that they are fully engaged and have an advocate within Blackbaud who works to meet their needs. Customer success resources bring industry knowledge and expertise to the customer relationship and strive to help our customers achieve positive growth and outcomes.
Customer Support
Customer Support provides assistance to customers using Blackbaud solutions, helping them understand the capabilities of their subscription, including how to navigate their subscription and answering related questions for core concepts of features and functionality. Benefits, such as priority routing or additional support channels, are continuously enhanced. Customers enrolled in the programs enjoy timely, reliable customer support, receive regular software updates, stay up-to-date with regular communication and can leverage a unified customer portal for quick and easy access to these resources. Customers also are empowered with self-help resources such as AI-based support tools, Knowledgebase articles, user guides, Blackbaud Community, our on-demand library of enablement sessions and have around-the-clock access to support resources for mission-critical needs.

2025 Form 10-K	11

Blackbaud, Inc.
Professional and Managed Services
Our expert consultants, and those in our partner program, provide implementation, optimization, data conversion and customization services for our AI-powered software solutions. These services include:
•System implementation;
•Data conversion, business process analysis and application customization;
•Database merging and enrichment;
•Database production activities;
•Website design services; and
•Outcome-based and prescriptive services.
In addition, we, and our delivery partners, apply our industry knowledge and experience, combined with expert knowledge of our solutions, to evaluate an organization's needs and consult on how to improve a business process.
Training
Blackbaud University helps organizations unlock the full potential of their solutions. Our training emphasizes newly released features and real-world application, to help customers build confidence and optimize the use of Blackbaud solutions. Our array of learning modalities makes it easy for users to take training that fits their schedule, whether quickly upskilling new hires or expanding the knowledge and efficiency of existing staff. This expertly designed product training empowers users to learn fast and work smart.

Sales and Marketing
Most of our AI-powered solutions and related services are sold through our direct sales force. As of December 31, 2025, we had approximately 170 direct sales employees. Our direct sales force is complemented by a team of sales development representatives responsible for sales lead generation and qualification. In addition, lead generation is supplemented by our customer success organization via employee-generated sales leads. Our partner program also includes optional engagements around referrals, technical integrations, and implementation services which also support and supplement our go-to-market efforts by promoting customer choice and facilitating extensible capabilities. These sales, sales support, partners and customer success professionals are primarily located throughout the United States, the U.K., Canada and Australia.
Our marketing organization, which includes brand, digital, content, product, event and demand generation marketing and corporate communications, develops and launches multi-channel campaigns designed to create brand recognition and market awareness for our AI-powered solutions and services.
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

12	2025 Form 10-K

Blackbaud, Inc.

Competition
The market for software and related services targeting philanthropic-focused for-profit, nonprofit organizations and schools is competitive and highly fragmented. For certain areas of the market, entry barriers are low, as general tools for small businesses can usually be configured to manage the most basic marketing, contact management, and accounting needs of social impact organizations. In parallel, as software development evolves from a highly-complex tradecraft with nuanced understanding of architectural patterns and discrete languages, to click-to-code and drag-and-drop development with natively cloud-based infrastructure, it becomes easier for competitors to quickly spin up basic applications to solve common problems. However, once basic needs are met, programs unique to social impact organizations like the stewardship of relationships and partnerships critical to major gift fundraising and corporate grants; the cultivation and management of gifts and sponsorships; the intricacies of not-for-profit specific fund accounting; the multi-level networking required for peer-to-peer activism and employee engagement; and the sensitive data and reporting behind critical programs run by and for healthcare and education institutions ensure the ongoing need for highly specialized tools. These specialized applications have a higher barrier of entry as they require industry insight to accurately articulate the business workflow that generates the requirements for software products. Moreover, because social impact organizations rely heavily on relationships with and among their supporters, integration of systems drives value beyond mere efficiency. Hence, we believe our insight, the full spectrum of our current solutions and our ability to deliver future solutions make us a strong competitor. We expect to continue to see new entrants as focus on social investment solutions increases to satisfy Millennial and Gen Z donors, customers and employees, the barriers of entry continue to decline with natively cloud solutions and social impact organizations more readily require digital transformation of business processes and data-driven decision making.
Our competition falls into four primary categories:
•Niche products are usually developed as a solution for a single problem at an organization and are adopted by similar organizations to solve a specialized need. These are typically offered by vendors who may have deep industry expertise but may not have the resources to expand beyond a specialized area, or whose solutions require managed services which limit their ability to scale. We believe we compete against these solutions by offering a set of integrated, AI-driven solutions rather than a single point solution, which we believe improves the overall customer experience and reduces organizational risk. In addition, our open platform allows integration to specialized applications so the opportunity for disruption from these competitors is minimized.
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

2025 Form 10-K	13

Blackbaud, Inc.
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
We believe our proprietary data, comprehensive product suite and domain‑specific workflows provide a durable competitive moat, in the same way they have supported our success to date versus competitors. Our early incorporation of verticalized, embedded AI and agentic automation capabilities, coupled with decades of sector credibility, positions us to lead the market into the next phase of intelligent, mission‑driven software.

Technology and Architecture
Our technology strategy consists of several key building blocks including cloud operations, developer tools, data intelligence and core services. We leverage multiple clouds in our architectures (including AWS and Azure) and have both single and multi-tenant solutions. The best-in-class infrastructure enables rapid innovation with high levels of reliability, availability and security, and lets Blackbaud evolve services over time at independent paces as tech trends and tools emerge. Blackbaud also provides a toolset for customers, partners, and developers to extend the Blackbaud SKY ecosystem. SKY API enables developers to augment Blackbaud solutions with industry-standard REST APIs, standards-based authentication protocols, and a best-in-class developer experience. SKY UX allows developers to create applications with the same consistent, cohesive user interface as Blackbaud’s native solutions using an open-source framework that implements Blackbaud design patterns and provides guidelines and tooling for the entire application lifecycle. Our Intelligence for Good® strategy affirms our commitment to AI that is convenient, powerful and responsible. Our AI Platform is built on best-in-class services and agentic capabilities and enables tools — both internal and third-party — to access our data securely to provide intelligent capabilities.
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

Human Capital Resources
As of December 31, 2025, we employed approximately 2,800 talented professionals worldwide, none of whom are represented by unions or covered by collective bargaining agreements. We are not engaged in any material disputes with employees, and we maintain strong, positive relationships across our workforce.
Our people are energized by our mission to fuel social impact. This purpose is a powerful differentiator—approximately 91% of employees cite Blackbaud’s commitment to social responsibility as important to them. It drives engagement and enables us to deliver exceptional service to customers. Our employees live this commitment: approximately 74% volunteer annually with nonprofits, and one in seven serves on a nonprofit board or committee, bringing firsthand experience to the communities we serve.

14	2025 Form 10-K

Blackbaud, Inc.
In 2025, we advanced our Remote-Flexible workforce strategy, a cornerstone of our culture built on trust, innovation and productivity. This dynamic model is not “remote-only,” “hybrid-only,” or “in-office-only.” Instead, it adapts to the needs of the work and the teams, while remaining in compliance with applicable local laws, empowering employees to thrive while delivering outstanding outcomes. Whether collaborating in person, connecting virtually, or blending both, we believe flexibility fuels performance, inclusion and innovation.
We are expanding our global footprint through the continued build‑out of our new Global Capability Center (“GCC”) in Hyderabad, India. This expansion enhances our access to talent and enables through labor arbitrage while maintaining a high quality of work, and it supports a follow‑the‑sun operating model. Beginning in 2024, we have relied on a combination of (i) insourcing certain roles previously performed by third parties into the GCC, (ii) evaluating roles and required skill sets, and opportunities created through our adoption of AI to determine whether positions that become vacant through attrition should be backfilled within the GCC, and (iii) and opportunistically transitioning additional roles to the GCC. We expect to continue this approach as we execute the next phase of our global workforce strategy through 2027. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Executive Summary” in Item 7 of this report for additional information about this initiative.
Employee engagement is a key priority. Every manager completes our multi-course Engagement Labs training to build highly engaged teams. We measure progress through quarterly check-ins, a global career framework and regular employee surveys. Company-wide Connect and Engage meetings and “Ask Anything” sessions with senior leaders foster connection, clarity and open-dialogue. Career development is supported through DevelopU, our learning platform, and global regional connection gatherings that combine leadership access with volunteer opportunities. In 2025, we launched a comprehensive AI Literacy Program, a significant investment in our people and our business. Participation in the program is required for employees as part of our broader commitment to responsible AI adoption. This initiative equips employees with the knowledge and skills to leverage AI responsibly and effectively, ensuring Blackbaud remains at the forefront of innovation. The program will continue to evolve in 2026, reinforcing our commitment to future-ready talent.
Our total rewards framework ensures equitable, competitive pay through base salary, variable incentives, equity awards and comprehensive benefits. We support the whole person with enhanced well-being programs, including our award-winning quarterly well-being sessions focused on mental health, resilience and financial health. These sessions, combined with a digital-first mindset, empower employees to make proactive decisions for their health and overall well-being.
We believe inclusion starts at the candidate experience. Today, several employee-led affinity groups represent communities including veterans, LGBTQ+, women in technology and sales, people of color, sustainability advocates, and individuals with disabilities. Participation in these groups grew by 5% in 2025, engaging 45% of our global workforce. Sustainability remains central to our operations. We have achieved carbon neutrality annually since 2021, and continue to drive operational efficiency and look for areas to reduce emissions while providing transparent reporting. In 2025, Blackbaud was recognized by Newsweek as one of the World’s Greenest Companies.
Our culture and purpose earn global recognition:
•Newsweek: America’s Most Responsible Companies 2025
•TIME: America’s Best Mid-Size Companies 2025
•Fast Company: Best Workplaces for Innovators
•2025 Disability Employer by Disability Solutions
Through philanthropy programs—including matching gifts, volunteer grants, skills-based initiatives and STEM-focused outreach—we empower employees to amplify social impact worldwide.
Blackbaud is an exceptional place to work because we combine purpose, flexibility and innovation to attract, develop and retain top talent. We govern ethically, champion sustainability and foster inclusion—powering our people and our mission to make a difference in the world.

Seasonality
For a discussion of seasonal variations in our business, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Seasonality” in Item 7 of this report.

2025 Form 10-K	15

Blackbaud, Inc.

Working Capital
For a discussion of our working capital practices, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report.

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

Information About Our Executive Officers
The following table sets forth information concerning our executive officers as of February 15, 2026:

Name	Age	Title
Michael P. Gianoni	65	Chief Executive Officer, President and Vice Chairman of the Board
Chad M. Anderson	53	Executive Vice President and Chief Financial Officer
David J. Benjamin	54	Executive Vice President and Chief Commercial Officer
Kevin P. Gregoire	58	Executive Vice President and Chief Operating Officer
Kevin R. McDearis	58	Executive Vice President and Chief Technology Officer
Jon W. Olson	62	Chief Legal Officer
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
Chad M. Anderson joined Blackbaud in March 2013 and was promoted to Executive Vice President and Chief Financial Officer in April 2025. Prior to his appointment as Executive Vice President and Chief Financial Officer, Mr. Anderson served as the Company’s Senior Vice President and Chief Accounting Officer since June 2022 and Vice President and Corporate Controller from March 2013 to May 2022. Prior to joining the Company, Mr. Anderson was Chief Financial Officer of the Europe, Middle East, and Africa region at Brightpoint Inc., a global provider of mobile device lifecycle services to the wireless industry, from March 2009 until February 2013 and Vice President of Finance for International Operations at Brightpoint from February 2008 until March 2009. He holds a BS in Finance from Indiana University.

16	2025 Form 10-K

Blackbaud, Inc.
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
Jon W. Olson has served as our Chief Legal Officer since April 2025 and is responsible for Blackbaud's legal activities. He joined us as Senior Vice President and General Counsel in September 2008. Prior to joining us, he was an attorney with Alcatel-Lucent USA, the U.S. subsidiary of Alcatel-Lucent (now owned by Nokia Corporation) that designs, develops, and builds wireline, wireless, and converged communications networks, from July 1997 to September 2008. Prior to joining Alcatel-Lucent, Mr. Olson was employed in legal positions with MCI, Inc., a global business and residential communications company, from September 1996 to July 1997, and Unisys Corporation, a global information technology company, from July 1992 to September 1996. Mr. Olson is a member of the MUSC (Medical University of South Carolina) Hollings Cancer Center Advisory Board. He holds a BS from Georgetown University, a JD from Dickinson School of Law and an MBA from Seton Hall University.

2025 Form 10-K	17

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
In addition, the introduction of solutions encompassing new technologies, such as AI (as discussed below), can render existing solutions obsolete and unmarketable. As a result, our future success will depend, in part, upon our ability to continue to enhance existing solutions and develop and introduce in a timely manner or acquire new solutions that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. If we are unable to develop or acquire on a timely and cost-effective basis new software solutions or enhancements to existing solutions or if such new solutions or enhancements do not achieve market acceptance, we may be unable to compete successfully and our business, results of operations and financial condition may be materially adversely affected.
Because competition for highly qualified personnel is intense, we might not be able to attract and retain key personnel needed to support our planned growth.
To meet our objectives successfully, we must attract and retain highly qualified personnel with specialized skill sets, including with regard to our AI products and our expansion in India, each as discussed in more detail below. If we are unable to attract and retain suitably qualified management, there could be a material adverse impact on our business.
Further, we use equity incentive programs and equity awards in lieu of cash as part of our overall employee compensation agreements to both attract and retain personnel. Declines in our stock price may have in the past negatively impacted, and could again in the future negatively impact, the effectiveness of these equity incentive and related compensation programs as retention and recruiting tools. We may need to create new or additional equity incentive programs and/or compensation packages to remain competitive, which could be dilutive to our existing stockholders and/or adversely affect our results of operations.
The market for software and services for the social impact community might not grow as expected, which would negatively impact the growth of our business.
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

18	2025 Form 10-K

Blackbaud, Inc.
Our existing customers may not continue to adopt, or renew their subscriptions for, our solutions and services, which could have a material adverse effect on our business, results of operations and financial liquidity.
Our subscription arrangements are generally for a term of three years at contract inception with three-year renewals thereafter, and our maintenance arrangement renewals are generally for a term of three years. While three‑year terms remain the standard minimum under our renewal program, a portion of our customers elect to renew for longer terms, including four‑year or longer arrangements, which extends the duration over which renewals occur.
As the end of the contract term approaches, we seek the renewal of the agreement with the customer. For example, approximately 40% of our existing customer contracts are due for renewal in 2026, approximately 30% in 2027 and approximately 30% in 2028. To the extent a greater proportion of customers enter into extended‑term arrangements, the timing of renewals may become more concentrated in later periods, and while our extended-term arrangements typically include embedded price increases and other contractual terms designed to support economics over the contract term, we may have fewer opportunities in any given year to comprehensively re‑price or renegotiate customer relationships.
Historically, subscription and maintenance renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their subscriptions or maintenance arrangements with us on beneficial terms or at all, our business, operating results and financial condition could be harmed.
Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, services and pricing strategies and their ability to continue their operations and spending levels due to general economic conditions, extraordinary business interruptions, client-specific financial issues or otherwise.
Changes in the U.S. federal or state governmental grant, award or other funding programs could negatively impact the operations of our nonprofit customers, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Many of our customers depend in significant part on the U.S. federal and state governments for grants, awards and other funding to maintain their operations. Changes in, or uncertainty regarding, the availability, amount or conditions and restrictions related to such funding could negatively impact our customers’ willingness or ability to purchase our various software solutions due to resulting budgetary or investment capital concerns. Our customers and we must identify, assess and respond to new developments and trends in the legislative, regulatory and political environment while federal and state governments and agencies consider and implement potential funding changes that could materially impact various aspects of the nonprofits’ operations and financial health. We cannot predict the specific terms of any such proposals or changes, whether or when they will be implemented, or their effect on our operations. Certain proposals or changes could, if implemented, have an adverse, material impact on our business, results of operations, financial condition or liquidity.
We are increasingly incorporating AI technology into many of our solutions and services, and evolving regulatory requirements, technological complexity, competitive pressures, market perception and investment demands related to AI could result in operational, financial, reputational and stock price volatility risks to our business.
We are implementing AI features, including generative, predictive, interactive and agentic AI technologies, in many of our solutions and services. The technologies underpinning these features are evolving rapidly and exist in an emerging regulatory environment, which presents regulatory, litigation, ethical, reputational, operational and financial risks, some of which are still unknown.
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

2025 Form 10-K	19

Blackbaud, Inc.
Our use of AI technology may also present additional security risks due to embedded security vulnerabilities. Furthermore, many of our AI features may rely on third-party developers and other service providers, and any improper processing of personal data by these service providers could harm our reputation, business or customers, or expose us to legal liability. Also, our sensitive information could be leaked, disclosed or revealed as a result of or in connection with company or vendor use of these technologies generally. Any disruption or failure in our AI systems or infrastructure could result in delays or errors in our operations, which could harm our business and financial results. See also “Item 1A. Risk Factors. Operational Risks” related to breaches of our software and failure to safeguard confidential data in this report.
Blackbaud is actively leveraging agentic AI in the AI features of our solutions and deploying agentic AI for our internal business purposes. Agentic AI differs from traditional AI technologies by making decisions and pursuing business goals autonomously without prompting by humans, sometimes across multiple steps and over time, which may require deployers to give agentic AI access to systems for the purpose of taking such initiative. This presents additional risks, including the possibility of opaque decision making, unique security concerns due to agent permissioning, challenges with monitoring actions and assigning and enforcing accountability.
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
Market perception of the role and impact of AI on technology companies may adversely affect our stock price, regardless of our actual operating performance. Investor sentiment regarding artificial intelligence has become a significant driver of valuation for technology companies, and perceptions about whether a company is effectively developing, deploying, or monetizing AI technologies may materially influence market expectations and our stock price. If investors, analysts, customers or other market participants believe that our AI strategy, capabilities, pace of innovation or competitive positioning are insufficient, less differentiated than those of our competitors, or fail to keep pace with rapidly evolving AI technologies, our stock price could decline, even if our business performance and financial results remain strong. Conversely, heightened expectations regarding the benefits of AI could result in increased volatility in our stock price if our actual AI‑related results, timelines, adoption rates, or financial returns differ from market expectations. Shifts in broader market sentiment regarding AI technologies, including changes in investor confidence, regulatory developments, high‑profile failures or controversies involving AI, or a reassessment of the economic value of AI investments across the technology sector, could also negatively impact our valuation and increase stock price volatility independent of our operating results.
It is not possible to predict all of the risks related to the use of AI technology. Although we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise, which may affect our ability to develop and use AI or subject us to legal liability.

20	2025 Form 10-K

Blackbaud, Inc.
If we do not successfully address the risks inherent in the expansion of our international operations, including in India, our business could suffer.
We currently have non-U.S. operations primarily in the U.K., Canada, Australia, Costa Rica and India, and we intend to expand further into international markets. Expansion of our international operations has required, and will continue to require, a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets. For example, we are currently expanding our operations in India, which we expect will give us greater access to talent, and increase the number of our employees, including management, in India. We have rented office space in India to accommodate those new operations, although we do not currently expect to generate revenue in India in the foreseeable future. Our direct sales model requires us to attract, retain and manage qualified sales personnel capable of selling into markets outside the United States. In some cases, our costs of sales might increase if our customers require us to sell through local distributors. In addition, there is intense competition in India for skilled technology personnel, and we expect such competition to increase. As a result, we may be unable to retain our current employees in India or to hire additional new employees in India. If we are unable to grow our international operations in a cost-effective and timely manner, our business and operating results could be harmed.
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
•the imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, including those pertaining to export restrictions, privacy and data protection, trade and employment restrictions and intellectual protections; and
•general business disruptions caused by geopolitical situations and developments including, for example, in India, which has experienced in the past, and may again experience, civil unrest and terrorism and has, and may again, been involved in conflicts with other countries, such as the recent conflict with Pakistan.
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
As part of our business strategy, we, from time to time, seek to grow our business through acquisitions of new or complementary businesses, technologies or products that we believe can improve our ability to compete in our existing customer markets or allow us to enter new markets. The potential risks associated with acquisitions and investment transactions include, but are not limited to:
•failure to realize anticipated returns on investment, cost savings and synergies;

2025 Form 10-K	21

Blackbaud, Inc.
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
For example, following our acquisition of EVERFI, Inc ("EVERFI") in December 2021, we were unable to realize the anticipated returns on our investment prior to our disposition of the business in December 2024 due to certain of the reasons listed above.
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
In addition, we derive a significant portion of our revenue from transaction-based payment processing fees that we collect from our customers through our Blackbaud Integrated Payments solution, which enables our customers' donors to make donations and purchase goods and services using various payment options. A reduction in the growth of, or a decline in, charitable giving to these customers, whether due to deteriorating general economic conditions, the impact of past or future changes to applicable tax laws, or otherwise, could negatively impact the volume and size of such payment processing transactions and thereby adversely affect our operating results and financial condition.
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

22	2025 Form 10-K

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
Even though we carry cyber-technology insurance policies that provide insurance coverage under certain circumstances, we have in the past suffered losses and may in the future suffer losses as a result of a security breach that significantly exceed the coverage available under our insurance policies or for which we do not have coverage. (See Note 11 to our consolidated financial statements in this report for expense and insurance coverage information related to the Security Incident.) Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all. A security breach and any efforts we make to address such breach could also result in a disruption of our operations, particularly our online sales operations.
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
A material example of the foregoing risks is the ransomware attack that in May 2020 during which a cybercriminal removed a copy of a subset of data from our self-hosted environment (the “Security Incident”).
As a result of the Security Incident, we received approximately 260 specific requests from customers for reimbursement of expenses incurred by them related to the Security Incident, approximately 400 reservations of the right to seek expense recovery in the future from customers or their attorneys in the U.S., U.K. and Canada related to the Security Incident and notices of proposed claims on behalf of a number of U.K. data subjects, all of which have been fully resolved and closed or are inactive and are considered by us to have been abandoned. In addition, insurance companies representing various customers’ interests through subrogation claims contacted us, and certain insurance companies filed subrogation claims in court, of

2025 Form 10-K	23

Blackbaud, Inc.
which two cases remain active and unresolved. We also were a defendant in putative consumer class action cases in U.S. and Canadian courts alleging harm from the Security Incident, all of which have now been resolved.
In addition, the Company reached a settlement with the SEC that fully resolved an SEC investigation of the Security Incident; entered into separate, substantially similar Administrative Orders with each of 49 state Attorneys General and the District of Columbia that fully resolved a multi-state Civil Investigative Demand and the separate Civil Investigative Demand from the Office of the Indiana Attorney General relating to the Security Incident; reached a settlement with the U.S. Federal Trade Commission (the "FTC") in connection with the Security Incident; and agreed to a Final Judgment and Permanent Injunction with the Attorney General of the State of California (the "California Judgment") relating to the Security Incident. In addition, we received notices of governmental actions or investigations by the U.S. Department of Health and Human Services, the Office of the Australian Information Commissioner and the Office of the Privacy Commissioner of Canada, each of which we now believe are now longer active actions or investigations.
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
Furthermore, significant management time and Company resources have been, and are expected to continue to be, devoted to the Security Incident.
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
The long-term effects of climate change on the global economy and our industry may impact our business operations and those of our suppliers, customers and partners. Climate change increases the severity and frequency of extreme weather events such as hurricanes, wildfires, floods, heat waves or power shortages, all of which could lead to business disruptions. The locations of our principal executive offices, our data centers and our operations in India are vulnerable to the effects of climate events and other natural disasters, including hurricanes, heat waves, floods and earthquakes, which we have experienced in the past. In addition, the effects of climate change are harder to mitigate for our Remote-Flexible workforce, which exposes the Company to business disruption. Even though we carry business interruption insurance policies and typically have provisions in our commercial contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.
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
We currently utilize data center hosting facilities to provide cloud solutions to a significant number of our subscription customers and hosting services to our on-premise license customers. Any damage to, or failure of, these data center systems generally could result in interruptions in service to our customers, notwithstanding any business continuity or disaster recovery agreements that may currently be in place at these facilities. As noted above, our executive offices, some of our data centers and our operations in India are located in areas that are vulnerable to the effects of climate change and could be subject to increased interruptions as a result of the severity and increased frequency of extreme weather events such as

24	2025 Form 10-K

Blackbaud, Inc.
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
Our solutions provide our customers payment processing capabilities that enable their constituents to make donations and purchase services using numerous payment options, including credit card and automated clearing house (“ACH”) checking transactions, through secure online transactions. The provision of convenient, trusted, fast and effective payment processing services to our customers and potential customers is critical to our business, and revenue from payments processing constitutes a significant percentage of our total revenue. Increases in payment processing fees, material changes in our payment processing systems, changes to rules or regulations concerning payments or disruptions or failures in our payment processing systems or payment products, including products we use to update payment information, could materially adversely impact our customer retention and results of operation. In addition, from time to time, we encounter fraudulent use of payment methods that could result in substantial additional costs or delay, preclude planned transactions, product launches or improvements, require significant and costly operational changes, impose restrictions, limitations, or additional requirements on our business, products and services, prevent or limit us from providing our products or services in a given market and adversely impact customer retention. Furthermore, we continue to undertake system upgrades designed to improve the availability, reliability, resiliency and speed of our payments systems. These efforts are costly and time-

2025 Form 10-K	25

Blackbaud, Inc.
consuming, involve significant technical complexity and risk, may divert our resources from new features and products and may ultimately not be effective.
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
We have maintained an elevated leverage position, primarily due to stock repurchases, and we may increase our leverage in the future in connection with acquisitions or other business purposes, which could adversely impact our business and financial performance.
As part of our capital allocation strategy and stock repurchase program, we incurred a substantial amount of indebtedness to fund the ASR Transaction in March 2024 and other stock repurchases. As a result of this indebtedness and other borrowings, our interest payment obligations increased and our leverage ratio (as defined in our 2024 Credit Facilities) rose during 2024 and continued to increase into early 2025, reaching a peak of 2.91 to 1.00 as of March 31, 2025. Although our leverage ratio declined modestly during the remainder of 2025, it remained elevated at 2.52 to 1.00 as of December 31, 2025. Absent our ongoing repurchase activity, our leverage ratio would have declined further, as such activity continues to contribute to maintaining a higher level of leverage. In addition, we incurred certain operating expenses associated with our Security Incident, some of which were funded through borrowings.
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

26	2025 Form 10-K

Blackbaud, Inc.
If we incur additional debt, these risks may intensify. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.
In addition, additional leverage could impact our ability to meet certain financial and other covenants contained in our 2024 Credit Facilities, which increased our total borrowing capacity from $1.1 billion to $1.5 billion. (See Note 9 to our consolidated financial statements in this report for a more detailed description of our 2024 Credit Facilities.) There can be no assurance that we will be able to remain in compliance with the covenants to which we are now subject or may be subject in the future and, if we fail to do so, that we will be able to obtain waivers from our lenders or amend the covenants.
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
As of December 31, 2025, we had $1.1 billion and $106.7 million of goodwill and intangible assets, respectively. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of an asset is determined to be impaired, then it is written down to fair value by a noncash charge to operating earnings. Changes in circumstances that could indicate that the carrying value of goodwill or intangible assets may not be recoverable include declines in our stock price, market capitalization, cash flows and slower growth rates in our industry. We cannot accurately predict the likelihood or potential amount and timing of any impairment of goodwill or other intangible assets. An impairment of a significant portion of goodwill or intangible assets, such as the EVERFI impairment charges discussed in Note 4 to our consolidated financial statements in this report, have in the past, and could in the future, materially and negatively affect our results of operations and financial condition.
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
Although our board of directors has authorized a stock repurchase program that does not have an expiration date, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. We have, from time to time, repurchased stock under this program and re-initiated repurchases under the program in the fourth quarter of 2023 after a two-year hiatus. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, implementation of some or all of this program diminishes our cash reserves and/or increases our debt, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. (See Note 14 to our consolidated financial statements in this report for additional information related to our stock repurchase program, including authorization amount, shares purchased, amounts paid and shares remaining available for purchase.)

2025 Form 10-K	27

Blackbaud, Inc.
During 2025, we have continued to be subject to 1% U.S. federal excise taxes on share repurchases. This tax liability will vary depending on various factors, including the amount and frequency of any stock repurchases and any permitted reductions or exceptions to the amount subject to the tax. Any resulting increase in our tax obligation or cash taxes paid could adversely affect our financial position and cash flows.
We have recorded significant deferred tax assets, and we might never realize their full value, which would result in a charge against our earnings.
As of December 31, 2025, we had deferred tax assets of $125.6 million. As of December 31, 2025, we have retained a valuation allowance against our U.S. net deferred tax assets. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed at least annually for realizability. A charge against our earnings would result if, based on the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized beyond our existing valuation allowance. This could be caused by, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions sold by our business and a variety of other factors. If a deferred tax asset net of our valuation allowance was determined to be not realizable in a future period, the charge to earnings would be recognized as an expense in our results of operations in the period the determination is made. Additionally, if we are unable to utilize our deferred tax assets, our cash flow available to fund operations could be adversely affected.
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
Governments in some jurisdictions have enacted or are considering enacting consumer data privacy or data protection legislation, including laws and regulations applying to the solicitation, collection, transfer, processing and use of personal data. This legislation could reduce the demand for our software solutions if we fail to design or enhance our solutions to enable our customers to comply with the privacy and data protection measures required by the legislation. Moreover, we may be exposed to liability under existing or new consumer privacy or data protection legislation. For example, when providing our solutions to certain customers in the healthcare industry, we must comply with applicable provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and might be subject to similar provisions of other legislation, including, without limitation, the Gramm-Leach-Bliley Act and related regulations, and the California Consumer Privacy Act of 2018 and related regulations, and may apply to some of our customers and areas of business. Even technical violations of these laws may result in penalties that are assessed for each non-compliant transaction.
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

28	2025 Form 10-K

Blackbaud, Inc.
practices. In addition, these laws and regulations could impose significant costs on our customers and us and make it more difficult for donors to make online donations. (See "Item 1A. Risk Factors. Operational Risks" in this report regarding the Security Incident and related risks.)
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

2025 Form 10-K	29

Blackbaud, Inc.
We rely upon trademark, copyright, patent and trade secret laws to protect our proprietary rights, which might not provide us with adequate protection.
Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology rights. We might not be successful in protecting our proprietary technology, particularly in non-U.S. jurisdictions, and our proprietary rights might not provide us with a meaningful competitive advantage. To protect our core proprietary technology, we rely on a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure agreements, each of which affords only limited protection.
Changing domestic and international laws, government regulations and policies, laws limiting or restricting our ability to pass card charges on to customers and other similar laws and regulations, could adversely affect our business and operating results by increasing compliance costs, reducing customer demand for our solutions or damaging our reputation.
Certain of our solutions, in particular our financial management and payment services solutions, relate to activity heavily regulated by government agencies in the U.S., the U.K., Canada and other countries in which we operate. The laws and regulations enforced by these agencies are proposed or enacted to deter fraud and other illicit financial transactions and to protect consumers and the financial system and are often revised or increased in scope. We have procedures and controls in place to monitor compliance with numerous federal, state and foreign laws and regulations. However, because these laws and regulations are complex, differ between jurisdictions, and are often subject to interpretation, or as a result of unintended errors, we may, from time to time, inadvertently violate these laws and regulations. Compliance with these laws and regulations is expensive and requires the time and attention of management. These costs divert capital and focus away from efforts intended to grow our business. If we do not successfully comply with laws, regulations, or policies, we could incur fines or penalties, be subject to litigation, lose existing or new customer contracts or other business, and suffer damage to our reputation.
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
The Board of Directors has the authority to issue up to an aggregate of 20,000,000 shares of preferred stock in one or more classes or series and to determine, with respect to any such class or series, the designations, powers, preferences and rights of such class or series, and the qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices, liquidation preferences, and the number of shares constituting any class or series or the designation of such class or series, without further vote or action by the stockholders. This preferred stock could have terms that may discourage a potential acquirer from making, without first negotiating with the Board of Directors, an acquisition attempt through which such acquirer may be able to change the composition of the Board of Directors, including a tender offer or other takeover attempt. For example, the Company issued in 2022 to holders of Common Stock, and subsequently cancelled in 2024, rights to acquire shares of its Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”). The Rights would have become exercisable if an

30	2025 Form 10-K

Blackbaud, Inc.
entity, person or group acquires beneficial ownership of 20% or more of the outstanding Common Stock in a transaction not approved by the Board of Directors at a price, and in a manner, that would have likely made any takeover or change of control attempt by such entity, person or group prohibitively expensive. Additional information regarding the Rights Agreement and its termination is contained in the Company’s Current Reports on Form 8-K filed with the SEC on October 2, 2023, January 26, 2024 and March 18, 2024 and in the Company's Form 8-A/A filed with the SEC on March 18, 2024.
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
Changes in our effective tax rate and additional tax liabilities, including those related to our stock repurchases, and global tax developments may impact our financial results.
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
We may also be subject to additional tax liabilities and penalties due to changes in non-income-based taxes resulting from changes in U.S. federal, state, provincial, local or international tax laws, changes in tax laws in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, or changes to our business operations, including as a result of acquisitions and dispositions. For example, recent U.S. federal tax legislation continues to create uncertainty in our tax position, cash tax obligations, and financial results. The One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, represents the most recent example of how rapidly evolving tax laws can materially affect our tax profile. Under Accounting Standards Codification ("ASC") 740, we recognized the impact of the first phase of OBBBA in the third quarter of 2025, including a downward adjustment to our valuation allowance and a reduction in our estimated annual effective tax rate due to the permanent restoration of immediate expensing of U.S. research and development expenditures. OBBBA also affected our deferred tax assets and liabilities, with an immediate net impact and expected material effects in fiscal years 2026 and 2027 as additional phases become effective.
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

2025 Form 10-K	31

Blackbaud, Inc.
As we utilize our tax credits and net operating loss carryforwards, we may be unable to mitigate our tax obligations to the same extent as in prior years, which could have a material impact to our future cash flows. In addition, changes to our operating structure, including changes related to acquisitions, may result in cash tax obligations.
Global tax developments applicable to multinational businesses may have a material impact to our business, cash flow from operating activities, or financial results. Such developments, for example, may include certain United States’ proposals as well as the Organization for Economic Co-operation and Development’s ("the OECD"), the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy. The OECD’s Pillar Two global minimum tax framework may materially impact our effective tax rate, cash tax obligations, and financial results. More than 140 jurisdictions have endorsed the OECD/G20 Inclusive Framework’s Pillar Two rules, implementing a 15% global minimum tax through the Income Inclusion Rule, Undertaxed Profits Rule, and Qualified Domestic Minimum Top‑Up Taxes ("QDMTTs"). Several jurisdictions in which we operate have enacted or are in the process of enacting these rules, and others may do so in future years. As these rules continue to evolve, our global tax profile may be subject to significant variability and additional compliance burden.
We currently expect to qualify for at least one of the OECD Transitional Safe Harbors, which include the simplified effective tax rate ("ETR") test, routine profits test, and de minimis test. If we qualify, this would reduce or defer Pillar Two exposure during the transition period. However, qualification depends on jurisdiction‑level financial data, ongoing interpretations, and annual testing requirements. Safe‑harbor eligibility may change from year to year based on operating performance, local statutory developments, or new administrative guidance. Accordingly, there can be no assurance that we will qualify for one or more safe harbors in future periods.
In addition, the United States has entered into “side‑by‑side” agreements with other Inclusive Framework members, under which each jurisdiction may apply its domestic minimum‑tax regime (such as the U.S. corporate alternative minimum tax ["CAMT"] under the Inflation Reduction Act) in parallel with Pillar Two rules. These agreements do not provide an exemption from Pillar Two for U.S.‑headed multinational groups; instead, they increase the likelihood that U.S. rules and foreign QDMTTs will apply concurrently. This new regime goes into effect for years starting in 2026.
Because Pillar Two calculations rely on jurisdiction‑specific adjusted financial statement income, deferred‑tax adjustments, substance‑based exclusions, and intercompany‑transaction rules, the application of these rules may significantly increase the complexity of our global tax computations. Future guidance, data‑requirements, safe‑harbor expirations, or differences in local implementation may result in additional tax expense, increased volatility in our effective tax rate, or new compliance and reporting obligations. Any such developments could materially impact our provision for income taxes, cash flows, and overall financial results.
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

32	2025 Form 10-K

Blackbaud, Inc.
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
Risks from Cybersecurity Threats; Actual and Potential Material Impact
In addition, we continuously learn from and leverage experience gained from previous cybersecurity incidents that we, like many other companies, have experienced. As previously disclosed, we were subject to a ransomware attack against us in May 2020 in which a cybercriminal removed a copy of a subset of data from our self-hosted environment. As a result of the Security Incident, we were subject to various legal proceedings, claims, inquiries and investigations, the resolution of which resulted in material adverse judgments, settlements, fines, penalties or other resolutions. See Note 11 to the consolidated audited financial statements contained in this report for additional information regarding the Security Incident and its impact on the Company.

2025 Form 10-K	33

Blackbaud, Inc.
Notwithstanding our strong commitment to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Item 1A. "Risk Factors" for a discussion of our cybersecurity risks.

Governance
Management's Assessment and Management of Cybersecurity Threats
Our multi-level cybersecurity governance and risk management structure begins with our Risk Evaluation & Enterprise Framework ("REEF") Committee consisting of cross-functional management representatives throughout our Company. The REEF Committee receives detailed cybersecurity information from key security personnel and reports at least quarterly up through our Risk Steering Committee, which is made up of executives and senior management from various Blackbaud departments: Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Information Officer, Chief Technology Officer, Chief Legal Officer, Chief Privacy Officer and CISO, who has extensive information technology and program management experience. Our CISO has served in various roles of increasing responsibility in information technology and information security for more than 25 years, including serving in various cybersecurity leadership roles at private companies. He holds two undergraduate degrees—one in business administration and the other in computer information systems—and a graduate degree in information systems, maintains multiple cybersecurity industry recognized certifications and is an alumnus of the FBI CISO Academy. Cybersecurity leaders reporting to our CISO also have significant information technology and information security experience and industry recognized certifications.
Additionally, our cybersecurity Incident Response plan timely informs our Cybersecurity Incident Subcommittee on active cybersecurity incidents that are potentially material. The Cybersecurity Subcommittee determines cybersecurity materiality and is made up of our Chief Legal Officer, CISO and Senior Director of SEC Reporting. Our Cybersecurity Incident Subcommittee is part of our Disclosure Committee, which is appointed by Chief Executive Officer and Chief Financial Officer to assist our executives in their responsibility for oversight of the accuracy and timeliness of the disclosures made by Blackbaud.
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

34	2025 Form 10-K

Blackbaud, Inc.
ITEM 2. PROPERTIES
We own our LEED Gold certified global headquarters facility in Charleston, South Carolina, which consists of approximately 172,000 square feet. We believe that it is in good operating condition and adequately serves our current business operations. As a Remote-Flexible workforce company, we have leased a significant portion of the office space in our global headquarters facility to unrelated third parties. In June 2025 and January 2026, we signed leases as lessee for 69,058 and 45,370 square feet, respectively, of office space in Hyderabad, India to support our business operations in India. In February 2025, we were released from our lease for office space in Washington, DC (which was acquired as part of our acquisition of EVERFI in December 2021). For additional information, see Note 11 to our consolidated financial statements in this report.
ITEM 3. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, see Note 11 to our consolidated financial statements in this report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

2025 Form 10-K	35

Blackbaud, Inc.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “BLKB.” According to the records of our transfer agent, as of February 9, 2026, there were approximately 95 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock. On February 9, 2026, the closing price of our common stock was $48.25.

Stock Performance Graph
The following performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing. The performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Computer Index. The graph covers the most recent five-year period ended December 31, 2025. The graph assumes that the value of the investment in our common stock and each index was $100.00 at December 31, 2020, and that all dividends are reinvested.

December 31,	2020	2021	2022	2023	2024	2025
Blackbaud, Inc.	$100.00	$137.21	$102.26	$150.63	$128.42	$110.01
Nasdaq Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
Nasdaq Computer Index	100.00	127.00	82.52	135.30	180.76	232.70

36	2025 Form 10-K

Blackbaud, Inc.

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended December 31, 2025 under our stock repurchase program as then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
Beginning balance, October 1, 2025				$514,399
October 1, 2025 through October 31, 2025	250,738	$64.15	249,464	498,394
November 1, 2025 through November 30, 2025	458,121	58.50	455,939	471,724
December 1, 2025 through December 31, 2025	660,648	62.34	659,891	960,569
Total	1,369,507	$61.39	1,365,294	$960,569
(1)Includes 4,213 shares (1,274 in October, 2,182 in November and 757 in December) withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In December 2025, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by raising the total capacity under the program from $800.0 million to $1.0 billion available for repurchases. The program does not have an expiration date.

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
ITEM 6. [RESERVED]

2025 Form 10-K	37

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

Executive Summary
We are the world's leading provider of AI-powered solutions for social impact. Serving nonprofits, educational institutions, companies committed to corporate social responsibility and individual change makers, we propel impact at scale with the sector’s most intelligent solutions for fundraising and engagement, education solutions, financial management and CSR and grantmaking. We have operations in the United States, Australia, Canada, Costa Rica, India and the United Kingdom, supporting users in 100+ countries.
Our revenue is primarily generated from the following sources: (i) charging for the use of our software solutions in cloud and hosted environments; and (ii) providing payment and transaction services.
Operating Initiatives Supporting Long-Term Growth and Margin Improvement
•Product Innovation and Delivery
A central element of our long‑term strategy is the disciplined integration of AI across our products, platform and internal operations, which management views as foundational to driving operating leverage, enhancing customer outcomes and supporting sustainable growth over time.
Our product innovation efforts have focused on two primary areas: (i) advancing AI across the portfolio, and (ii) enhancing product connectivity and interoperability to streamline customer workflows. These enhancements are designed to help customers improve fundraising outcomes while reducing administrative burden.
Through our multi-year Intelligence for Good® initiative, we continue to integrate machine learning and AI-driven capabilities into our products to improve efficiency and support better outcomes for our customers. Our machine learning features for prospect identification have been adopted by more than half of Raiser's Edge NXT® customers. We have also introduced generative AI features across multiple products, primarily supporting the composition of donor and constituent communications.
In late 2025, we released Blackbaud AI Chat, which provides contextual responses within our solutions and assists users in completing tasks more efficiently. At bbcon®, our annual user conference in October 2025, we launched Agents for Good™, our agentic AI suite, designed to augment customer teams with virtual AI-driven assistants capable of autonomously executing complex workflows across fundraising, finance and corporate impact functions. These innovations expand the ways customers can use our solutions and are expected to contribute to future bookings, product adoption and customer retention.
•Targeting Mid-Single-Digit Revenue Growth
Contractual Recurring Revenue (~64% of total revenue)
Contractual recurring revenue is driven by new‑customer bookings, cross‑sell and upsell activity within our existing customer base and the retention of existing customer revenue. Our sales organization includes teams focused on both new logo acquisition and expansion within existing customers. In addition to these motions, our new product opportunities (such as Agents for Good discussed above) provide our customer account teams with incremental solutions

38	2025 Form 10-K

Blackbaud, Inc.
to sell into existing customers. These three motions—new logo, cross-sell/upsell, and new product—support our multi-year “land and expand” strategy.
Most of our software customers now operate on standard three‑year contract terms with mid-to-high single-digit price increases at renewal and embedded annual price increases. These terms provide improved revenue visibility and are expected to contribute to stability in retention rates. Revenue from these arrangements is generally recognized ratably over the contract term.
While our contract renewal program is designed around three‑year terms, more than 20% of renewing customers have elected to enter into four‑year or longer contracts. Accordingly, our customer base is primarily composed of three‑year contracts, with over 20% of customers committed under extended‑term arrangements, which contributes to revenue visibility while extending the duration over which renewals occur.
Because revenue from these contractual arrangements is recognized ratably over the contract term, changes in contract duration affect the period over which revenue is recognized but do not change the pattern of revenue recognition within the contract. To the extent contracts include embedded annual price escalators, the total fees attributable to the subscription-based software solutions are recognized on a straight-line basis over the term of the arrangement, resulting in a more even pattern of revenue recognition over longer periods. Accordingly, period‑over‑period revenue growth continues to be driven primarily by the retention of existing customer revenue, combined with new bookings, expansion activity and contractual renewals with price increases and embedded annual price escalators over the contractual term. Extended‑term arrangements contribute to improved visibility into future revenue and cash flows.
Renewal performance can vary from year to year due to the size and composition of renewal cohorts. Approximately 40% of our existing customer contracts are due for renewal in 2026, compared to approximately 30% in 2027 and approximately 30% in 2028. The contractual annual recurring revenue dollars up for renewal associated with the 2026 renewal cohort are approximately 40% higher than those up for renewal in 2025, reflecting the normal progression of our multi-year contract renewal cycle and the timing of customer renewals. Because the 2026 cohort is meaningfully larger, we may experience higher churn dollars in that year relative to prior years. These cohort dynamics are a normal part of our renewal cycle and can influence year-over-year revenue trends, even when underlying customer retention patterns remain stable.
Transactional Recurring Revenue (~34% of total revenue)
Transactional recurring revenue is diversified across multiple activity types. The primary components of this revenue stream—and their associated products—include:
◦Donation Processing (~55%) - support by Blackbaud Integrated Payments, which powers donation activity across our fundraising and CRM solutions.
◦Consumer Giving (~20%) - driven by JustGiving, which facilitates individual, peer-to-peer and community-driven giving.
◦Tuition Management (~20%) - generated through Blackbaud Tuition Management, which processes tuition, fees and related financial transactions for K-12 private schools.
◦Event‑based Usage (~5%) - derived from usage-based transactions across certain registration, ticketing and event-related workflows within our product suite.
The diversity of these underlying transaction types has contributed to consistent high-single-digit growth in transactional recurring revenue in recent years. In certain periods, transactional recurring revenue may benefit from temporary increases in charitable giving related to isolated events, which can contribute to short‑term variability in transaction volumes. Future growth in this category will depend on volume (e.g., donation activity, giving behavior, tuition payments), same‑store volume trends, the shift toward donor online giving, customer adoption of our payments capabilities and pricing optimization initiatives.
Certain components of transactional revenue—as with the broader social good sector—are influenced by external factors such as giving patterns, macroeconomic conditions and seasonal activity.
We have experienced continued growth in donation processing, consumer giving and tuition management, have implemented targeted rate increases across select areas of our payments portfolio, and are executing additional

2025 Form 10-K	39

Blackbaud, Inc.
optimization initiatives intended to enhance the donor experience and support long-term transactional revenue expansion.
•Operating Efficiency and Margin Improvement
We are focused on improving operating efficiency and enhancing profitability over time. This includes actions to optimize our workforce, improve productivity, modernize our technology platform and simplify our cost structure. Consistent with this focus, we are applying AI across our internal operations as a tool to support productivity, scalability and operational effectiveness over time.
We have taken several steps to improve efficiency in recent years, including reductions in headcount, optimization of our real estate footprint, renegotiation of key vendor contracts, continued migration of our product infrastructure to public cloud environments and planned closure of our two remaining legacy private data centers. We are also deploying AI-enabled tools across our internal operations, including research and development, customer operations and general and administrative functions, to automate routine activities, accelerate workflows and support internal productivity, while maintaining appropriate controls and governance.
As part of our multi-year global workforce strategy, we are expanding our global footprint through the continued build-out of our Global Capability Center ("GCC") in Hyderabad, India. This expansion enhances our access to talent, enables labor arbitrage while maintaining a high quality of work, and supports a follow-the-sun operating model. Our adoption of AI complements this strategy by informing how we assess roles, skill requirements and productivity opportunities as our operating model evolves.
Beginning in 2024, we have relied on a combination of (i) insourcing certain roles previously performed by third parties into the GCC, (ii) evaluating roles and required skill sets, including opportunities created through our adoption of AI, to determine whether positions that become vacant through attrition should be backfilled within the GCC, and (iii) opportunistically transitioning additional roles to the GCC. We expect to continue this approach as we execute the next phase our global workforce strategy through 2027.
In connection with these efforts, we currently expect to incur pre‑tax GCC workforce transition costs of $6 million to $8 million in 2026, consisting primarily of severance and other employee transition‑related expenses. These costs will be recognized as incurred as impacted employees are notified and related services are received. Because planning for later phases of this multiyear initiative remains ongoing, our current estimates relate only to expected costs in 2026. We expect to provide updates as planning progresses.
We expect the actions taken in 2026, together with later phases of the initiative, to begin generating operating cost efficiencies starting in 2027, although the timing and magnitude of these benefits will depend on the pace of execution, role transitions, technology adoption and other operational factors.
•Stock repurchase program
On December 1, 2025, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by raising the total capacity under the program from $800.0 million to $1.0 billion available for repurchases. The program does not have an expiration date and authorizes the repurchase of shares from time to time in accordance with applicable laws, including through open market transactions, transactions under Rule 10b5-1 trading plans, and privately negotiated transactions. The timing and amount of repurchases are determined based on a variety of factors, including market and business conditions, the trading price of our common stock and alternative uses of capital, and the program may be limited, suspended or discontinued at any time without prior notice.

40	2025 Form 10-K

Blackbaud, Inc.
On December 2, 2025, we announced an increase in our expected fiscal year 2025 stock repurchase range to between 7.0% and 8.5% of our outstanding common stock as of December 31, 2024. During the year ended December 31, 2025, we repurchased 3,337,844 shares for $214.0 million. Including net share settlement of employee stock compensation, these repurchases represented approximately 7.9% of our outstanding common stock as of December 31, 2024. As of December 31, 2025, $960.6 million remained available for repurchases under the program. During 2026, we intend to repurchase between 5.0% and 10.0% of our outstanding common stock as of December 31, 2025 under our existing stock repurchase program. Over the long term, we expect stock repurchases to remain an important component of our capital allocation strategy, subject to market conditions, business performance, leverage considerations, and other factors. We anticipate utilizing at least 50% of our free cash flow from 2026 to 2030 for stock repurchases. See discussion of our Non‑GAAP Financial Measures below.
Financial Summary

Total revenue ($M)	Income (loss) from operations ($M)
YoY Growth (%)	YoY Growth (%)

Total revenue decreased by $26.3 million during 2025, driven largely by the following:

-
Decrease in contractual recurring revenue of $52.7 million, primarily related to our sale of EVERFI which represented $82.6 million; partially offset by growth of $29.8 million due to the positive impact of our pricing initiatives and new subscription sales of our cloud solutions.

-	Decrease in one-time consulting revenue of $4.2 million primarily due to our sale of EVERFI Limited in March 2024 and, to a lesser extent, fewer sales of implementation services.
+
Increase in transactional recurring revenue of $30.6 million primarily due to increases in volume for our Blackbaud Integrated Payments and Blackbaud Tuition Management and, to a lesser extent, positive results related to pricing initiatives; also contributing to the increase in transactional recurring revenue during the year ended December 31, 2025 was an increase related to fluctuations in foreign currency exchange rates of $2.8 million.

For information on the impact of foreign currency fluctuations on our financial results, see Foreign Currency Exchange Rates below on page 59.

2025 Form 10-K	41

Blackbaud, Inc.
Income from operations increased by $462.1 million during 2025, driven largely by the following:

+
Pre-tax loss on disposition of EVERFI, during the year ended December 31, 2024, of $405.4 million, including noncash impairment charges of $390.2 million, which did not reoccur during 2025. See Note 4 to our consolidated financial statements in this report for additional details.

+	Decrease in compensation costs other than stock-based compensation of $42.0 million primarily due to our sale of EVERFI
+
Decrease in amortization of intangible assets from business combinations of $30.6 million largely due to the previously disclosed impairment charge related to our EVERFI asset group in December 2024, which primarily included finite-lived intangible assets

+
Decrease in Security Incident-related expenses of $10.6 million largely related to decreases in loss contingency accruals. See Note 11 to our consolidated financial statements in this report for our discussion of the Security Incident.

+	Decrease in third-party contractor costs of $10.6 million primarily due to our sale of EVERFI, partially offset by increased spending for AI features embedded in our solutions
+	Decrease in advertising costs of $4.4 million primarily due to our sale of EVERFI
+
Decrease in stock-based compensation expense of $12.1 million primarily due to a decrease in the grant date fair value of equity award grants, and to a lesser extent, our sale of EVERFI; partially offset by an increase primarily due to estimated overall Company performance against 2025 goals

+	Decrease in rent expense of $3.9 million primarily related to our release from our lease for office space in Washington, DC in February 2025
-	Decrease in total revenue, as described above
-
Increase in acquisition and disposition-related costs within general and administrative expenses of $19.8 million primarily related to our release from our lease for office space in Washington, DC in February 2025

-	Decrease of $7.5 million in software development costs that were required to be capitalized under generally accepted accounting principles ("GAAP"), primarily due to our sale of EVERFI
-	Increase in transaction-based costs of $5.4 million related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates
-	Increase in third-party software costs of $3.3 million primarily related to investments in our internal cybersecurity program
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

Gross dollar retention

42	2025 Form 10-K

Blackbaud, Inc.
Our recurring subscription contracts are typically for a term of three years at contract inception with standard three-year renewals thereafter. A key factor to our overall success is the renewal and expansion of our existing subscription agreements with our customers. Management uses gross dollar retention in analyzing our success at delighting our customers with innovative and cloud solutions. Gross dollar retention is defined as contracted annual recurring revenue ("CARR") divided by beginning CARR with a measurement period of twelve months. During 2025, our gross dollar retention was approximately 92%. This gross dollar retention rate increased over our rate for the full year ended December 31, 2024 primarily due to our sale of EVERFI. Changes in the amount of contractual annual recurring revenue up for renewal in a given period may impact absolute churn dollars even when customer renewal rates remain relatively consistent from year to year. We are continually investing in innovation, which we believe will support gross dollar retention over the long-term.
Balance sheet and cash flow
At December 31, 2025, our cash and cash equivalents were $38.9 million. Under the 2024 Credit Facilities, the carrying amount of our debt was $1.1 billion and our net leverage ratio was 2.52 to 1.00.
During 2025, we generated $265.6 million in cash flow from operations, had a net increase in borrowings of $34.7 million, returned $214.0 million to stockholders by way of share repurchases and had aggregate cash outlays of $62.0 million for purchases of property and equipment and capitalized software development costs.
On July 4, 2025, the United States enacted the OBBBA, which introduced significant changes to U.S. tax law. See Note 12 to our consolidated financial statements in this report for more information. OBBBA impacts meaningfully contributed to reducing U.S. cash taxes in 2025. We expect to continue to see meaningful reductions to cash taxes through 2027. U.S. state OBBBA conformity considerations (which continue to evolve as the states address the new Federal tax legislation) and the phase-in of the OBBBA international tax provisions in 2026 may continue to affect this cash reduction.

Results of Operations
Reportable segment
We report our operating results and financial information in one operating and reportable segment. See Note 16 to our consolidated financial statements in this report for additional information.
Comparison of 2025 vs. 2024
For information regarding the comparison of 2024 to 2023, please refer to Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 21, 2025.
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
Revision of Prior Period Financial Statements
During the third quarter of 2025, we identified a prior period noncash error related to the previously recorded valuation allowance in accounting for income taxes. We have revised previously issued financial statements to correct this error, along with other immaterial prior period errors. None of the revisions were considered material to the prior periods impacted, as disclosed in Note 13 to our unaudited, condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2025. All amounts in Item 2 of this filing are provided as revised.

2025 Form 10-K	43

Blackbaud, Inc.
Revenue and Cost of Revenue

Revenue ($M)	Cost of revenue ($M)	Gross profit ($M) and gross margin (%)
YoY Growth (%)	YoY Growth (%)
Our revenue includes three components: contractual recurring, transactional recurring and one-time services and other.
•Contractual recurring revenue is primarily comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud solutions, including cloud solutions that incorporate AI-enabled functionality, online training programs and subscription-based analytic services. Contractual recurring revenue also includes fees from maintenance services for our on-premises solutions.
•Transactional recurring revenue is comprised of fees and voluntary donor contributions (to offset processing fees) associated with the use of our solutions, including donation processing, tuition management, consumer giving and event-based usage.
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

44	2025 Form 10-K

Blackbaud, Inc.

2025 vs. 2024
Revenue decreased by $26.3 million, or 2.3%. For a discussion of our changes in revenue, see "Revenue" above starting on page 41 in this report.
Cost of revenue decreased by $58.1 million, or 11.1%, driven primarily by the following:

-
Decrease in amortization of intangible assets from business combinations of $29.3 million largely due to the previously disclosed impairment charge related to our EVERFI asset group in December 2024, which primarily included finite-lived intangible assets

-	Decrease in compensation costs of $21.4 million primarily due to our sale of EVERFI
-	Decrease in allocated overhead costs of $6.3 million primarily related to the decreased headcount from our sale of EVERFI
-	Decrease in third-party contractor costs of $4.5 million related to our sale of EVERFI and decreased use of outside contractors
+	Increase in transaction-based costs of $5.2 million related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates
Gross margin increased by 410 basis points primarily due to the decrease in cost of revenue outpacing the decrease in revenue.
Operating Expenses

Sales, marketing and customer success ($M)	Research and development ($M)	General and administrative ($M)
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
We see a large market opportunity in the long-term and will continue to make investments to drive sales effectiveness. These investments include enhancements to our go‑to‑market approach and the use of software tools, including AI‑enabled sales development capabilities, to enhance our digital footprint, support lead generation and improve sales execution efficiency. For example, we utilize AI to increase sales development representative engagement and customer conversations, supporting pipeline generation. The enhancements we are making in our go-to-market approach are expected to reduce our average customer acquisition cost per customer and related payback period while increasing sales velocity.

2025 Form 10-K	45

Blackbaud, Inc.

2025 vs. 2024
Sales, marketing and customer success expenses decreased by $19.9 million, or 10.1%. The decreases in dollars and as a percentage of total revenue were primarily driven by the following:

-	Decrease in compensation costs of $11.7 million primarily related to our sale of EVERFI
-	Decrease in advertising costs of $4.4 million primarily related to our sale of EVERFI
-	Decrease in commissions expense of $1.7 million primarily due to our sale of EVERFI
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

2025 vs. 2024
We continue to make investments intended to delight our customers with innovative and secure cloud solutions, including AI technology. Research and development expense decreased by $15.6 million, or 10.1%. The decreases in dollars and as a percentage of total revenue were primarily driven by the following:

-	Decrease in compensation costs of $13.9 million primarily related to our sale of EVERFI
-	Decrease in third-party contractor costs of $7.3 million primarily related to our sale of EVERFI, partially offset by increased spending for AI features embedded in our solutions
-	Decrease in allocated overhead costs of $3.1 million primarily related to our sale of EVERFI and decreased headcount
+	Decrease in software development costs of $8.3 million that were required to be capitalized under GAAP, primarily related to our sale of EVERFI
Not included in research and development expense for 2025 and 2024 were $52.5 million and $60.8 million, respectively, of qualifying costs associated with software development activities that are required to be capitalized under GAAP, such as those for our cloud solutions. Qualifying capitalized development costs associated with our cloud solutions are subsequently amortized to cost of revenue over the related assets' estimated useful life, which generally range from three to seven years. We expect that the amount of software development costs capitalized will be relatively consistent in the near-term as we continue making investments in innovation, quality, security and the integration of our solutions, which we believe will drive long-term revenue growth.

46	2025 Form 10-K

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

2025 vs. 2024
General and administrative expenses increased by $11.9 million, or 8.3%. The increases in dollars and as a percentage of total revenue were primarily driven by the following:

+	Increase in acquisition and disposition-related costs of $19.8 million primarily related to our release from our lease for office space in Washington, DC in February 2025
+
Decrease in total costs allocated from general and administrative expense of $11.4 million primarily related to a reductions in IT support and facilities costs, and the decreased headcount from our sale of EVERFI. Depreciation, facilities and IT support (including cybersecurity) costs are pooled and recorded to general and administrative expense and allocated to other lines of our statements of comprehensive income based on headcount.

+	Increase in third-party software costs of $3.6 million primarily related to investments in our internal cybersecurity program
-
Decrease in Security Incident-related expenses of $10.6 million largely related to decreases in loss contingency accruals. See Note 11 to our consolidated financial statements in this report for our discussion of the Security Incident.

-
Decrease in stock-based compensation costs of $5.4 million primarily due to a decrease in the grant date fair value of equity award grants, and to a lesser extent, our sale of EVERFI; partially offset by an increase primarily due to estimated overall Company performance against 2025 goals

-	Decrease in rent expense of $3.5 million primarily related to our release from our lease for office space in Washington, DC in February 2025
-	Decrease in corporate costs of $2.3 million primarily related to a decrease in insurance premiums
-	Decrease in compensation costs other than stock-based compensation of $1.6 million primarily due to our sale of EVERFI

2025 Form 10-K	47

Blackbaud, Inc.
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

2025 vs. 2024
Interest expense increased in dollars and as a percentage of total revenue during 2025 when compared to 2024, primarily due to our incremental borrowings to fund stock repurchases during 2024 and 2025 and the expiration of favorable interest rate swaps in October 2024. We currently expect interest expense for the full year 2026 to be approximately $62 million to $66 million although our interest expense in connection with the variable rate portion of our outstanding debt could increase in a rising interest rate environment. See Note 10 to our consolidated financial statements in this report for more information regarding our derivative instruments, which we use to manage our variable interest rate risk, and Item 7A. Quantitative and Qualitative Disclosures about Market Risk: Interest Rate Risk on page 63 for more information about our variable interest rate exposure and related risk.
Other Income, Net

Other income, net ($M)
Percentages indicate other income, net as a percentage of total revenue

2025 vs. 2024
The decrease in other income, net in dollars and as a percentage of total revenue during 2025, when compared to 2024, was primarily due to a current year currency revaluation loss compared to a gain in the prior year and, to a lesser extent, by a decrease in interest income largely driven by lower year-over-year U.S. federal interest rates. See Note 8 to our consolidated financial statements in this report for more information regarding our other income.

48	2025 Form 10-K

Blackbaud, Inc.
Deferred Revenue
The table below compares the components of deferred revenue from our consolidated balance sheets:

(dollars in millions)	December 31, 2025	December 31, 2024	Change
Deferred revenue(1)	371.8	360.6	3.1%
Less: Long-term portion	2.8	2.0	37.9%
Current portion(1)	$369.0	$358.5	2.9%
(1)The individual amounts for each year may not sum to total deferred revenue or current portion of deferred revenue due to rounding.
To the extent that our customers are billed for our solutions and services in advance of delivery, we record such amounts in deferred revenue. Our recurring revenue contracts are generally for a term of three years at contract inception with three-year renewals thereafter, billed annually in advance and non-cancelable. We generally invoice our customers with recurring revenue contracts in annual cycles 30 days prior to the end each one-year period. Revenue from these arrangements is generally recognized ratably over the contract term.
The increase in deferred revenue during the year ended December 31, 2025 was primarily due to billings related to contract renewals and new subscription sales of our cloud solutions. Historically, due to the timing of customer budget cycles, we have an increase in billings and customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter.
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
We have deferred tax assets for U.S. federal, U.S. state, and international net operating loss carryforwards, federal and state capital loss carryforwards and tax credits. The federal and state net operating loss and capital loss carryforwards are subject to various Internal Revenue Code limitations and applicable state tax laws. The foreign net operating loss carryforwards have a valuation allowance due to the uncertainty of realizing such carryforwards in the future. As of December 31, 2024, we recorded a valuation allowance against all of our U.S. deferred tax assets in excess of deferred tax liabilities due to combination of our cumulative pretax loss position and net deferred tax asset position resulting from divestiture of EVERFI. Our U.S. consolidated group remains in a three‑year cumulative pretax book loss position. As such, we intend to continue maintaining a valuation allowance on our U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the U.K., Australia, Ireland, Costa Rica and India. We are generally subject to U.S. federal income tax examinations for

2025 Form 10-K	49

Blackbaud, Inc.
calendar tax years ending 2022 through 2025, as well as state and foreign income tax examinations for various years depending on statutes of limitations and net operating loss and/or tax credit utilization in those jurisdictions.

2025 vs. 2024
The increase in our effective income tax rate for year ended December 31, 2025, when compared to the same period in 2024, was primarily attributable to normalization of several non-recurring events in 2024, in which we had recorded the valuation allowance against all of our U.S. deferred tax assets in excess of deferred tax liabilities due to the combination of our cumulative pretax loss position and net deferred tax asset position resulting from our divestiture of EVERFI.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into U.S. federal income tax law. OBBBA permanently extends immediate expensing of research and development (“R&D”) expenditures under Internal Revenue Code Section 174 and provides transition rules for previously capitalized R&D costs. Under ASC 740, these changes modify the measurement of certain deferred tax assets (“DTAs”), particularly those arising from capitalized Section 174 expenditures.
Additionally, in 2025, the valuation allowance decreased primarily due to the pre-tax income recorded during the current year as well as the enactment of the OBBBA, which resulted in the realizability of certain U.S. deferred tax assets. We intend to continue maintaining a full valuation allowance on our U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Management continues to evaluate the impact of future phases of OBBBA that will become effective beginning in 2026, including changes to international tax provisions and interest limitation rules; however, for 2025, no further material impact beyond the valuation allowance‑driven effects is expected.
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

50	2025 Form 10-K

Blackbaud, Inc.

	Years ended December 31,
(dollars in millions, except per share amounts)	2025	2024
GAAP Revenue	$1,128.4	$1,154.6

GAAP gross profit	$663.3	$631.4
GAAP gross margin	58.8%	54.7%
Non-GAAP adjustments:
Add: Stock-based compensation expense	11.5	14.1
Add: Amortization of intangibles from business combinations	27.6	57.0
Add: Employee severance	0.3	—
Subtotal(1)	39.4	71.0
Non-GAAP gross profit(1)	$702.7	$702.5
Non-GAAP gross margin	62.3%	60.8%

GAAP income (loss) from operations	$190.8	$(271.4)
GAAP operating margin	16.9%	(23.5)%
Non-GAAP adjustments:
Add: Stock-based compensation expense	92.9	105.0
Add: Amortization of intangibles from business combinations	29.9	60.5
Add: Employee severance	1.9	—
Add: Acquisition and disposition-related costs(2)	25.9	6.1
Add: Security Incident-related costs(3)	3.1	13.7
Add: EVERFI impairment and disposition charges	—	405.4
Subtotal(1)	153.7	590.6
Non-GAAP income from operations(1)	$344.4	$319.2
Non-GAAP operating margin	30.5%	27.6%

GAAP income (loss) before provision (benefit) for income taxes	$131.8	$(312.5)
GAAP net income (loss)	$115.0	$(299.5)
Shares used in computing GAAP diluted earnings (loss) per share	48,469,961	50,560,538
GAAP diluted earnings (loss) per share	$2.37	$(5.92)
Non-GAAP adjustments:
Add: GAAP income tax provision (benefit)	16.8	(12.9)
Add: Total non-GAAP adjustments affecting income from operations	153.7	590.6
Non-GAAP income before provision for income taxes(1)	285.5	278.2
Assumed non-GAAP income tax provision(4)	69.9	68.2
Non-GAAP net income(1)	$215.5	$210.0

Shares used in computing Non-GAAP diluted earnings per share	48,469,961	51,750,308
Non-GAAP diluted earnings per share	$4.45	$4.06
(1)The individual amounts for each year may not sum to subtotal, non-GAAP gross profit, non-GAAP income from operations, non-GAAP income before provision for income taxes or non-GAAP net income due to rounding.
(2)Includes charges of $24.3 million incurred during the twelve months ended December 31, 2025 related to the release from our lease for office space in Washington, DC (which was acquired as part of our acquisition of EVERFI in December 2021) and noncash impairment charges incurred during the twelve months ended December 31, 2024 related to the sublease of our Washington, DC office location prior to the EVERFI disposition.
(3)Includes Security Incident-related costs incurred during the twelve months ended December 31, 2025 and 2024 of $3.1 million and $13.7 million, respectively, which included approximately $1.1 million and $6.8 million, respectively, in recorded accruals for loss contingencies. Recorded expenses consisted primarily of payments to third-party service providers and consultants, including legal fees, as well as settlements of customer claims, negotiated settlements and accruals for certain loss contingencies. Not included in this adjustment were costs associated with enhancements to our cybersecurity program. As of December 31, 2025, we do not have any recorded liabilities for loss contingencies related to the Security Incident.
(4)We use a non-GAAP effective tax rate of 24.5% when calculating non-GAAP net income and non-GAAP diluted earnings per share. We base this rate on our estimated annual GAAP income tax rate, adjusted for items excluded from GAAP income when calculating non-GAAP income and for significant nonrecurring tax adjustments. We review this non-GAAP tax rate annually to determine whether it remains appropriate for evaluating our financial performance. In conducting this review, we consider our GAAP annual effective tax rate, changes in tax legislation, non-GAAP adjustments, and shifts in the geographic mix of revenues and expenses. We also evaluate other factors that we deem significant. Because the tax treatment of non-GAAP adjustments differs from GAAP and because of our methodology for estimating the annual tax rate, the non-GAAP tax rate may differ from the GAAP tax rate and from our actual tax liabilities.

2025 Form 10-K	51

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

	Years ended December 31,
(dollars in millions)	2025	2024
GAAP revenue	$1,128.4	$1,154.6
GAAP revenue growth	(2.3)%
Less: Non-GAAP revenue from divested businesses(1)	—	(85.6)
Non-GAAP organic revenue(2)	$1,128.4	$1,069.1
Non-GAAP organic revenue growth	5.5%

Non-GAAP organic revenue(2)	1,128.4	1,069.1
Foreign currency impact on Non-GAAP organic revenue(3)	(3.5)	—
Non-GAAP organic revenue on constant currency basis(3)	$1,124.8	$1,069.1
Non-GAAP organic revenue growth on constant currency basis	5.2%

GAAP recurring revenue	$1,106.2	$1,128.2
GAAP recurring revenue growth	(2.0)%
Less: Non-GAAP recurring revenue from divested businesses(1)	—	(82.6)
Non-GAAP organic recurring revenue	$1,106.2	$1,045.7
Non-GAAP organic recurring revenue growth	5.8%

Non-GAAP organic recurring revenue(2)	$1,106.2	$1,045.7
Foreign currency impact on non-GAAP organic recurring revenue(3)	(3.5)	—
Non-GAAP organic recurring revenue on constant currency basis(3)	$1,102.7	$1,045.7
Non-GAAP organic recurring revenue growth on constant currency basis	5.4%
(1)Non-GAAP revenue from divested businesses excludes revenue associated with divested businesses in the prior period. The exclusion of the prior period revenue is to present the results of the divested business with the results of the combined company for the same period of time in both the prior and current periods.
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

52	2025 Form 10-K

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

	Years ended December 31,
(dollars in millions)	2025	2024
GAAP net income (loss)	$115.0	$(299.5)
Non-GAAP adjustments:
Add: Interest, net	60.1	45.8
Add: GAAP income tax provision (benefit)	16.8	(12.9)
Add: Depreciation	10.1	12.8
Add: Amortization of intangibles from business combinations	29.9	60.5
Add: Amortization of software development costs(1)	49.7	51.2
Subtotal(2)	166.5	157.4
Non-GAAP EBITDA(2)	$281.5	$(142.1)
Non-GAAP EBITDA margin(3)	24.9%

Non-GAAP adjustments:
Add: Stock-based compensation expense	$92.9	$105.0
Add: Employee severance	1.9	—
Add: Acquisition and disposition-related costs(4)	25.9	6.1
Add: Security Incident-related costs(4)	3.1	13.7
Add: EVERFI impairment and disposition charges	—	405.4
Subtotal(2)	123.8	530.1
Non-GAAP Adjusted EBITDA(2)	$405.3	$388.0
Non-GAAP Adjusted EBITDA margin(5)	35.9%

Rule of 40(6)	41.4%

Non-GAAP adjusted EBITDA	$405.3	$388.0
Foreign currency impact on Non-GAAP adjusted EBITDA	(1.8)	(1.6)
Non-GAAP adjusted EBITDA on constant currency basis(7)	$403.5	$386.4
Non-GAAP adjusted EBITDA margin on constant currency basis(7)	35.9%

Rule of 40 on constant currency basis(8)	41.1%
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

2025 Form 10-K	53

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

	Years ended December 31,
(dollars in millions)	2025	2024
GAAP net cash provided by operating activities	$265.6	$296.0
GAAP operating cash flow margin	23.5%	25.6%
Non-GAAP adjustments:
Less: purchase of property and equipment	(7.8)	(7.4)
Less: capitalized software development costs	(54.2)	(59.8)
Non-GAAP free cash flow(1)	$203.5	$228.8
Non-GAAP free cash flow margin	18.0%	19.8%
Non-GAAP adjustments:
Add: Security Incident-related cash flows, net of insurance	4.6	15.9
Non-GAAP adjusted free cash flow(1)	$208.2	$244.7
Non-GAAP adjusted free cash flow margin	18.5%	21.2%
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

54	2025 Form 10-K

Blackbaud, Inc.
These patterns may change as a result of the continued shift to online giving, growth in volume of transactions for which we process payments, large dollar customer bookings and contract renewals, fluctuations in the timing of vendor payments, or as a result of acquisitions, new market opportunities, new solution introductions or other factors.

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	December 31, 2025	December 31, 2024	Change
Cash and cash equivalents	$38.9	$67.6	(42.5)%
Property and equipment, net	85.1	91.9	(7.5)%
Software development costs, net	155.8	148.3	5.1%
Total carrying value of debt	1,109.7	1,075.0	3.2%
Working capital	(252.0)	(275.5)	8.5%
The following table presents selected financial information about our cash flows:

	Years ended December 31,
(dollars in millions)	2025	2024	Change
Net cash provided by operating activities	$265.6	$296.0	(10.3)%
Net cash used in investing activities	(74.9)	(73.4)	2.1%
Net cash used in financing activities	(247.4)	(139.4)	77.5%
Our principal sources of liquidity are our operating cash flow, funds available under the 2024 Credit Facilities and cash on hand. Our operating cash flow depends on continued customer renewal of our subscription and maintenance arrangements, market acceptance of our solutions and services, the volume and size of transactions for which we process payments and our customers' ability to pay. Based on current estimates of revenue and expenses, we believe that the currently available sources of funds and anticipated cash flows from operations will be adequate for at least the next twelve months to finance our operations, fund anticipated capital expenditures and meet our debt obligations. We also believe that we will be able to continue to meet our long-term cash requirements due to our anticipated cash flow from operations, solid financial position and ability to access capital from financial markets. To the extent we undertake future material acquisitions, investments or unanticipated capital or operating expenditures, we may require additional capital. In that context, we regularly evaluate opportunities to enhance our capital structure, including through potential debt or equity issuances.
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
At December 31, 2025, our total cash and cash equivalents balance included approximately $13.4 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.
Operating Cash Flow
Throughout 2025 and 2024, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, deferred taxes, amortization of deferred financing costs and debt discount and adjustments to our net provision for credit losses and sales returns, the EVERFI impairment charges, loss on disposition of business; and (ii) changes in our working capital.
Working capital changes are comprised of changes in accounts receivable, prepaid expenses and other assets, trade accounts payable, accrued expenses and other liabilities and deferred revenue.

2025 Form 10-K	55

Blackbaud, Inc.

2025 vs. 2024
Net cash provided by operating activities decreased by $30.4 million during the year ended December 31, 2025, when compared to the same period in 2024, primarily due to a $51.5 million decrease in cash flow from operations associated with working capital, partially offset by a $21.0 million increase in net income adjusted for non-cash expenses.
The decrease in cash flow from operations associated with working capital during 2025, when compared to 2024, was primarily due to fluctuations in the timing of vendor payments.
On July 4, 2025, the United States enacted the OBBBA, which introduced significant changes to U.S. tax law. See Note 12 to our consolidated financial statements in this report for more information. OBBBA impacts meaningfully contributed to reducing U.S. cash taxes in 2025. We expect to continue to see meaningful reductions to cash taxes through 2027. U.S. state OBBBA conformity considerations (which continue to evolve as the states address the new Federal tax legislation) and the phase-in of the OBBBA international tax provisions in 2026 may continue to affect this cash reduction.
Investing Cash Flow
During 2026, we expect our total capital expenditures, including estimated outlays for capitalized software development costs, to be between approximately $60.0 million and $70.0 million.

2025 vs. 2024
Net cash used in investing activities of $74.9 million increased by $1.5 million during 2025, when compared to 2024.
During 2025, we used $54.2 million for software development costs, which was a decrease of $5.5 million from cash spent during 2024. We spent $7.8 million of cash for purchases of property and equipment during 2025, which was relatively in line with cash spent in 2024. In addition, during 2025, we used net cash of $12.2 million for the disposition of a business compared to $1.2 million for the disposition of a business and $5.0 million for a minority investment in a business during 2024.
Financing Cash Flow

2025 vs. 2024
During 2025, we had a net increase in borrowings of $34.7 million, primarily due to our stock repurchase program and to satisfy tax obligations of employees upon settlement of equity awards (see discussion below). During 2025, we repurchased $217.2 million of our common stock (including excise tax) compared to $418.0 million during 2024.
We paid $40.4 million to satisfy tax obligations of employees upon settlement of equity awards during 2025 compared to $56.8 million during 2024. The amount of taxes paid by us on behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter.
During 2025, cash flow from financing activities associated with changes in restricted cash due to customers decreased $25.6 million, compared to an increase of $47.0 million during 2024. This line in the statement of cash flows represents the change in the amount of restricted cash held and payable by us to customers from one period to the next. This restricted cash due to customers is not available to us for operational purposes.
Stock repurchase program
On December 1, 2025, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by raising the total capacity under the program from $800.0 million to $1.0 billion available for repurchases. The program does not have an expiration date. Under the stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice.

56	2025 Form 10-K

Blackbaud, Inc.
On December 2, 2025, we announced an increase in our expected fiscal year 2025 stock repurchase range to between 7.0% and 8.5% of our outstanding common stock as of December 31, 2024. During the year ended December 31, 2025, we repurchased 3,337,844 shares for $214.0 million. Including net share settlement of employee stock compensation, these repurchases represented approximately 7.9% of our outstanding common stock as of December 31, 2024. As of December 31, 2025, $960.6 million remained available for repurchases under the program. During 2026, we intend to repurchase between 5.0% and 10.0% of our outstanding common stock as of December 31, 2025 under our existing stock repurchase program. Over the long term, we expect stock repurchases to remain an important component of our capital allocation strategy, subject to market conditions, business performance, leverage considerations, U.S. excise taxes and other factors. We anticipate utilizing at least 50% of our free cash flow from 2026 to 2030 for stock repurchases. See discussion of our Non‑GAAP Financial Measures above.
2024 Credit Facilities
Historically, we have drawn on our credit facility from time to time to help us meet financial needs primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At December 31, 2025, our available borrowing capacity under the 2024 Credit Facilities was $413.6 million. The 2024 Credit Facilities mature in April 2029.
At December 31, 2025, the carrying amount of our debt under the 2024 Credit Facilities was $1.1 billion. Our average daily borrowings were $1.1 billion during 2025.
The term loans under the 2024 Credit Facilities and our other debt require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2024 Credit Facilities in April 2029. Certain real estate loans (as described in Note 9 to our audited consolidated financial statements in this report) also require periodic principal payments and the balances of the real estate loans are due upon maturity in April 2038.
The following is a summary of the financial covenants under the 2024 Credit Facilities:

Financial Covenant	Requirement	Ratio as of December 31, 2025
Net Leverage Ratio(1)	≤ 3.75 to 1.00	2.52 to 1.00
Interest Coverage Ratio	≥ 2.50 to 1.00	6.27 to 1.00
(1)Under the terms of the 2024 Credit Facilities, the Net Leverage Ratio requirement may be increased by up to 0.50 provided we satisfy certain requirements, including a permitted business acquisition, and provided that the maximum Net Leverage Ratio shall not exceed 4.25 to 1.00.
Under the 2024 Credit Facilities, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2024 Credit Facilities, and (ii) our pro forma net leverage ratio, as set forth in the 2024 Credit Facilities, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or stock repurchase. At December 31, 2025, we were in compliance with our debt covenants under the 2024 Credit Facilities. See Note 9 to our consolidated financial statements in this report for additional information regarding the 2024 Credit Facilities.

2025 Form 10-K	57

Blackbaud, Inc.
Commitments and Contingencies
As of December 31, 2025, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Less than 1 year	More than 1 year	Total(1)
Recorded contractual obligations:
Debt	$22.7	$1,087.8	$1,110.4
Operating leases	1.9	5.1	7.0
Interest payments on debt	1.0	2.3	3.4
Unrecorded contractual obligations:
Purchase obligations	94.4	69.7	164.0
Interest payments on debt	58.1	148.1	206.2
Total contractual obligations(1)	$178.0	$1,313.0	$1,491.1
(1)The individual amounts may not sum to the total due to rounding.
Debt
As of December 31, 2025, we had total remaining principal payments of approximately $1.1 billion. These payments represent principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2024 Credit Facilities, our real estate loans and our other debt at December 31, 2025 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the revolving credit loans under the 2024 Revolving Facility for the purposes of determining minimum commitment amounts. See Note 9 to our consolidated financial statements in this report for more information.
Interest payments on debt
In addition to principal payments, as of December 31, 2025, we expect to pay interest expense over the life of our debt obligations of approximately $209.5 million. These payments represent our estimated future interest payments on debt using our debt balances and the related weighted average effective interest rates as of December 31, 2025, which includes the effect of interest rate swap agreements. The actual interest expense recognized in our consolidated statements of comprehensive income (loss) will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions on our remaining principal payments described above.
Operating leases
As of December 31, 2025, we had remaining operating lease payments of $7.0 million. These payments have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements or the amount representing imputed interest. Our operating leases are generally for corporate offices, subleased offices and certain equipment and furniture. Given our Remote-Flexible workforce strategy and real estate footprint optimization efforts, we do not anticipate entering any new, material operating leases for offices for the foreseeable future. See Note 11 to our consolidated financial statements in this report for more information.
Purchase obligations
As of December 31, 2025, we had remaining purchase obligations of $164.0 million. These purchase obligations are for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. Our purchase obligations are not recorded as liabilities on our consolidated balance sheets as of December 31, 2025, as we had not received the related services. See Note 11 to our consolidated financial statements in this report for more information.

58	2025 Form 10-K

Blackbaud, Inc.
Other commitments
In connection with the settlement of the multi-state Attorneys General investigation, the California Attorney General investigation and the FTC investigation relating to the Security Incident, as discussed in Note 11 to our consolidated financial statements in this report, we agreed to implement certain improvements to of our cybersecurity programs and tools through May 2044. We have completed the required program improvements, and our remaining obligations primarily relate to ongoing maintenance and updates. The currently anticipated costs to comply with these ongoing obligations are primarily expected to be expensed as incurred.

Foreign Currency Exchange Rates
Approximately 16% of our total revenue for 2025 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive loss as a component of stockholders’ equity, was a loss of $3.8 million as of December 31, 2025 and a loss of $12.7 million as of December 31, 2024. We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds into U.S. dollars.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. During 2025, foreign translation resulted in increases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. During 2025, the fluctuation in foreign currency exchange rates increased our total revenue and our income from operations by $3.5 million and $2.1 million, respectively. We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian dollar against changes in the exchange rate with the U.S. dollar. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

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

2025 Form 10-K	59

Blackbaud, Inc.

Revenue Recognition
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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
We have not made any material changes in the accounting methodology we use to recognize revenue during the year ended December 31, 2025.
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

60	2025 Form 10-K

Blackbaud, Inc.

Business Combinations
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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
We have not made any material changes in the accounting methodology we use for business combinations during the year ended December 31, 2025.

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

We apply significant judgment in estimating the fair value of intangible assets acquired, which involves the use of significant assumptions. Significant assumptions used in the valuation of customer relationships include future revenue and operating expenses, customer attrition rates, contributory asset charges, tax amortization benefit, and discount rates. Significant assumptions used in the valuation of certain developed technology assets include future revenue, proprietary technology obsolescence curve, royalty rate, and discount rate. Significant assumptions used in the valuation of marketing assets include assumptions about the period of time the brand will continue to be valuable, royalty rate, and discount rate. Significant assumptions used in the valuation of content intangible assets include cost-based assumptions. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable, and unanticipated events and changes in circumstances may occur.

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

See Note 3 to our consolidated financial statements in this report for information regarding our business acquisitions.

2025 Form 10-K	61

Blackbaud, Inc.

Income Taxes
Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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
We have not made any material changes in the accounting methodology we use to assess income tax during the year ended December 31, 2025.
The calculation of our income tax provision requires estimates due to transactions, credits and calculations where the ultimate tax determination is uncertain. Uncertainties arise as a consequence of the actual source of taxable income between domestic and foreign locations, the outcome of tax audits and the ultimate utilization of tax credits.

Our effective income tax rate is also affected by changes in the geographic distribution of our earnings or losses, changes in tax law in jurisdictions where we conduct business, changes in tax laws and policies in jurisdictions where we conduct business, tax effects of nondeductible or nontaxable items and changes in valuation allowances.

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
We have not made any material changes in the accounting methodology we use to assess impairment loss during the year ended December 31, 2025.
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

During 2025, there were no significant non-recurring fair value adjustments to our long-lived assets, intangible assets, goodwill or operating lease ROU assets.
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

62	2025 Form 10-K

Blackbaud, Inc.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Additionally, our interest income that we primarily earn on restricted cash due to customers for our payment processing solutions acts as a partial natural hedge against our interest rate risk. Our interest rate exposure includes SOFR rates. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of December 31, 2025, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2024 and December 31, 2025.

Foreign Currency Risk
For a discussion of our exposure to foreign currency exchange rate fluctuations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Currency Exchange Rates” in Item 7 of this report.

2025 Form 10-K	63

Blackbaud, Inc.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BLACKBAUD, INC.

64	2025 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Blackbaud, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Blackbaud, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.
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

Revenue Recognition - Payment Processing Services
Description of the Matter
The Company recorded transactional recurring revenues of $384 million for the year ended December 31, 2025. Included in transactional recurring revenues are revenues related to payment processing services. As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue for payment processing services over time based on the amount billable to the customer, since it has the right to invoice the customer in an amount that directly corresponds with the value to the customer for the Company’s performance to date. The processing of transactions and recording of revenues for these services involves a significant volume of transactions that are highly automated and are based on contractual terms with the customer and the Company’s third-party vendors.

Auditing the revenues for these payment processing services is complex because the processes are highly automated and involve multiple information technology ("IT") systems with a significant volume of transactions and related underlying data. Further, auditing the revenues for these payment processing services required the involvement of data professionals to assist in validating the integrity of the underlying data and recalculating the revenues recorded during the period.

2025 Form 10-K	65

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

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2021.
Raleigh, North Carolina
February 18, 2026

66	2025 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Blackbaud, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Blackbaud, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Blackbaud, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income (loss), cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 18, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Raleigh, North Carolina
February 18, 2026

2025 Form 10-K	67

Blackbaud, Inc.
Consolidated Balance Sheets

(dollars in thousands, except per share amounts)	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$38,914	$67,628
Restricted cash	720,061	741,884
Accounts receivable, net of allowance of $5,876 and $5,228 at December 31, 2025 and December 31, 2024, respectively	80,517	83,539
Customer funds receivable	1,308	1,970
Prepaid expenses and other current assets	89,290	81,572
Total current assets	930,090	976,593
Property and equipment, net	85,076	91,926
Operating lease right-of-use assets	4,630	26,554
Software development costs, net	155,842	148,319
Goodwill	1,056,815	1,052,506
Intangible assets, net	106,654	132,881
Other assets	51,575	67,221
Total assets	$2,390,682	$2,496,000
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$27,344	$50,810
Accrued expenses and other current liabilities	43,272	76,484
Due to customers	719,833	742,340
Debt, current portion	22,660	23,875
Deferred revenue, current portion	368,986	358,546
Total current liabilities	1,182,095	1,252,055
Debt, net of current portion	1,087,037	1,051,110
Deferred tax liability	21,981	24,999
Deferred revenue, net of current portion	2,778	2,015
Operating lease liabilities, net of current portion	4,605	34,186
Other liabilities	7,132	4,796
Total liabilities	2,305,628	2,369,161
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized; 72,312,354 and 70,943,373 shares issued at December 31, 2025 and December 31, 2024, respectively; 46,705,325 and 49,245,588 shares outstanding at December 31, 2025 and December 31, 2024, respectively	72	71
Additional paid-in capital	1,391,641	1,291,442
Treasury stock, at cost; 25,607,029 and 21,697,785 shares at December 31, 2025 and December 31, 2024, respectively	(1,316,224)	(1,060,348)
Accumulated other comprehensive loss	(5,948)	(4,869)
Retained earnings (accumulated deficit)	15,513	(99,457)
Total stockholders’ equity	85,054	126,839
Total liabilities and stockholders’ equity	$2,390,682	$2,496,000

The accompanying notes are an integral part of these consolidated financial statements.

68	2025 Form 10-K

Blackbaud, Inc.
Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands, except per share amounts)	Years ended December 31,
	2025	2024	2023
Revenue	$1,128,365	$1,154,624	$1,107,080
Cost of revenue	465,073	523,198	508,025
Gross profit	663,292	631,426	599,055
Operating expenses
Sales, marketing and customer success	177,564	197,499	212,158
Research and development	138,130	153,680	147,467
General and administrative	154,610	142,723	189,938
Amortization of intangible assets	2,234	3,541	3,139
EVERFI disposition	—	405,360	—
Total operating expenses	472,538	902,803	552,702
Income (loss) from operations	190,754	(271,377)	46,353
Interest expense	(67,970)	(55,634)	(39,922)
Other income, net	8,999	14,549	12,861
Income (loss) before provision (benefit) for income taxes	131,783	(312,462)	19,292
Income tax provision (benefit)	16,813	(12,938)	16,274
Net income (loss)	$114,970	$(299,524)	$3,018
Earnings (loss) per share
Basic	$2.41	$(5.92)	$0.06
Diluted	$2.37	$(5.92)	$0.06
Common shares and equivalents outstanding
Basic weighted average shares	47,680,184	50,560,538	52,546,406
Diluted weighted average shares	48,469,961	50,560,538	53,721,342
Other comprehensive loss
Foreign currency translation adjustment	$8,867	$(2,822)	$5,049
Unrealized loss on derivative instruments, net of tax	(9,946)	(359)	(15,675)
Total other comprehensive loss	(1,079)	(3,181)	(10,626)
Comprehensive income (loss)	$113,891	$(302,705)	$(7,608)

The accompanying notes are an integral part of these consolidated financial statements.

2025 Form 10-K	69

Blackbaud, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$114,970	$(299,524)	$3,018
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	86,215	121,665	109,487
Net provision for credit losses and sales returns	4,382	4,932	4,500
Stock-based compensation expense	92,910	104,968	127,762
Deferred taxes	(181)	(69,530)	(24,368)
Amortization of deferred financing costs and discount	2,480	2,538	1,775
Loss on disposition of businesses	—	16,847	—
EVERFI impairment charges	—	390,204	—
Other non-cash adjustments	(5,177)	2,462	5,023
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(938)	4,729	(3,237)
Prepaid expenses and other assets	(4,487)	3,193	16,713
Trade accounts payable	(23,535)	28,336	(18,576)
Accrued expenses and other liabilities	(10,826)	(12,990)	(29,672)
Deferred revenue	9,737	(1,861)	7,209
Net cash provided by operating activities	265,550	295,969	199,634
Cash flows from investing activities
Purchase of property and equipment	(7,767)	(7,443)	(4,685)
Capitalized software development costs	(54,236)	(59,757)	(59,443)
Purchase of net assets of acquired companies, net of cash and restricted cash acquired	(700)	—	(13)
Cash used in disposition of business	(12,235)	(1,179)	—
Other investing activities	—	(5,029)	(250)
Net cash used in investing activities	(74,938)	(73,408)	(64,391)
Cash flows from financing activities
Proceeds from issuance of debt	404,500	1,441,400	293,200
Payments on debt	(369,784)	(1,144,709)	(374,595)
Debt issuance costs	—	(6,458)	—
Employee taxes paid for withheld shares upon equity award settlement	(40,403)	(56,828)	(35,867)
Change in due to customers	(25,557)	46,957	(6,812)
Change in customer funds receivable	997	(1,679)	(60)
Purchase of treasury stock, including excise tax payments	(217,152)	(418,034)	(18,831)
Net cash used in financing activities	(247,399)	(139,351)	(142,965)
Effect of exchange rate on cash, cash equivalents and restricted cash	6,250	(1,955)	2,048
Net (decrease) increase in cash, cash equivalents and restricted cash	(50,537)	81,255	(5,674)
Cash, cash equivalents and restricted cash, beginning of year	809,512	728,257	733,931
Cash, cash equivalents and restricted cash, end of year	$758,975	$809,512	$728,257

Supplemental disclosure of cash flow information
Cash paid for interest	$(65,603)	$(51,881)	$(38,052)
Cash paid for taxes, net of refunds	(28,141)	(60,668)	(35,619)
Non-cash investing and financing activities:
Purchase of software and services by assuming directly related liabilities	—	(2,073)	(2,491)
Purchase of equipment and other assets included in accounts payable	(798)	(31)	(837)
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown above in the consolidated statements of cash flows:

(dollars in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$38,914	$67,628
Restricted cash	720,061	741,884
Total cash, cash equivalents and restricted cash in the statement of cash flows	$758,975	$809,512

The accompanying notes are an integral part of these consolidated financial statements.

70	2025 Form 10-K

Blackbaud, Inc.
Consolidated Statements of Stockholders' Equity

(dollars in thousands)	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings (accumulated deficit)	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	67,814,044	$68	(14,745,230)	$(537,287)	$1,075,264	$8,938	$197,049	$744,032
Net income	—	—	—	—	—	—	3,018	3,018
Retirements of common stock(1)	(143)	—	—	—	(14)	—	—	(14)
Purchase of treasury shares under stock repurchase program	—	—	(221,836)	(18,831)	—	—	—	(18,831)
Vesting of restricted stock units	1,007,921	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(595,798)	(35,439)	—	—	—	(35,439)
Stock-based compensation	—	—	—	—	127,762	—	—	127,762
Restricted stock grants	473,341	1	—	—	—	—	—	1
Restricted stock cancellations	(106,859)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(10,626)	—	(10,626)
Balance at December 31, 2023	69,188,304	$69	(15,562,864)	$(591,557)	$1,203,012	$(1,688)	$200,067	$809,903
Net loss	—	—	—	—	—	—	(299,524)	(299,524)
Purchase of treasury shares under stock repurchase program, inclusive of excise tax	—	—	(5,362,439)	(411,963)	(9,246)	—	—	(421,209)
Vesting of restricted stock units	1,410,169	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(772,482)	(56,828)	—	—	—	(56,828)
Stock-based compensation	—	—	—	—	97,676	—	—	97,676
Restricted stock grants	422,685	2	—	—	—	—	—	2
Restricted stock cancellations	(77,785)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(3,181)	—	(3,181)
Balance at December 31, 2024	70,943,373	$71	(21,697,785)	$(1,060,348)	$1,291,442	$(4,869)	$(99,457)	$126,839
Net income	—	—	—	—	—	—	114,970	114,970
Purchase of treasury shares under stock repurchase program, inclusive of excise tax	—	—	(3,337,844)	(215,473)	—	—	—	(215,473)
Vesting of restricted stock units	1,047,828	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(571,400)	(40,403)	—	—	—	(40,403)
Stock-based compensation	—	—	—	—	100,199	—	—	100,199
Restricted stock grants	373,318	1	—	—	—	—	—	1
Restricted stock cancellations	(52,165)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,079)	—	(1,079)
Balance at December 31, 2025	72,312,354	$72	(25,607,029)	$(1,316,224)	$1,391,641	$(5,948)	$15,513	$85,054
(1)Represents shares retired after determining certain EVERFI's selling shareholders would be paid in cash, rather than shares of our common stock.

The accompanying notes are an integral part of these consolidated financial statements.

2025 Form 10-K	71

Blackbaud, Inc.
Notes to Consolidated Financial Statements

1. Organization
We are the world's leading provider of AI-powered solutions for social impact. Serving nonprofits, educational institutions, companies committed to corporate social responsibility and individual change makers, we propel impact at scale with the sector’s most intelligent solutions for fundraising and engagement, education solutions, financial management and CSR and grantmaking. With the deepest expertise powered by the world’s largest philanthropic data set, the most connected workflows, and the most powerful impact network, our solutions are building a future where resources are unleashed at the speed of need. We have operations in the United States, Australia, Canada, Costa Rica, India and the United Kingdom, supporting users in 100+ countries.

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
Revision of prior period financial statements
As disclosed in our third quarter 2025 Form 10-Q, we revised our prior period financial statements and applicable notes to correct for an error related to the previously recorded valuation allowance that was not material to our previously issued consolidated financial statements for the periods impacted, as well as other unrelated immaterial errors and related notes. The appropriate revisions to our historical consolidated financial statements and the related notes thereto are reflected herein. For more information, see Note 2 and Note 13 to our unaudited condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2025.
Basis of consolidation
The consolidated financial statements include the accounts of Blackbaud, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions, including those that impact revenue recognition, long-lived and intangible assets, income taxes, business combinations, stock-based compensation, software development costs, our allowances for credit losses and sales returns, costs of obtaining contracts, valuation of derivative instruments, loss contingencies and insurance recoveries, among others. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could materially differ from these estimates.

72	2025 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Recently adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This update requires that on a annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the update requires that entities disclose additional information about income taxes paid as well as additional disclosures of pretax income and income tax expense, and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. We adopted ASU 2023-09 on December 31, 2025, using a retrospective approach for all annual periods presented.
Because we adopted the standard retrospectively, certain prior‑period income tax disclosures for 2024 and 2023 have been revised to conform to the new presentation and disaggregation requirements. These revisions primarily reflect the reclassification of certain reconciling items within the rate reconciliation into the newly prescribed categories and the disaggregation of income taxes paid and income tax expense by jurisdiction. The adoption did not affect previously reported total income tax expense, net income or shareholders’ equity for any period presented.
Recently issued accounting pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update is intended to improve transparency by requiring entities to disclose, in the notes to the financial statements, a disaggregation of certain expense categories that are included within the line items presented on the face of the income statement. The standard is effective for our annual reporting period beginning in 2027 and for interim reporting periods beginning in 2028, with early adoption permitted. The standard may be applied either prospectively or retrospectively, with early adoption permitted. We are currently evaluating the timing and method of adoption and assessing the impact of this ASU on the preparation of our financial statement disclosures.
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
Contractual recurring
Contractual recurring revenue is primarily comprised of fees for the use of our subscription-based software solutions, which includes providing access to cloud solutions, including cloud solutions that incorporate AI-enabled functionality, online training programs and subscription-based analytic services. Contractual recurring revenue also includes fees from maintenance services for our on-premises solutions.
Contractual recurring revenue represents stand-ready performance obligations in which we are making our solutions or services available to our customers continuously over time and the value of the contract renews. Therefore, contractual recurring revenue is generally recognized over time on a ratable basis over the contract term, beginning on the date that the solution or service is made available to the customer. Our contractual recurring revenue contracts are generally for a term of three years at contract inception with three-year renewals thereafter, billed annually in advance and non-cancelable.

2025 Form 10-K	73

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Transactional recurring
Transactional recurring revenue is comprised of fees and voluntary donor contributions (to offset processing fees) associated with the use of our solutions, including donation processing, tuition management, consumer giving and event-based usage.
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
Sales taxes
We present sales, use, value-added, and similar taxes that are imposed on and collected from customers and remitted to governmental authorities on the customers' behalf on a net basis, and, as such, exclude them from revenues.

74	2025 Form 10-K

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
Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted cash due to customers and accounts receivable. Our cash and cash equivalents and restricted cash due to customers are placed with high credit-quality financial institutions. Our accounts receivable is derived from sales to customers. With respect to accounts receivable, we perform ongoing evaluations of our customers and maintain an allowance for credit losses based on historical experience and our expectations of future credit losses. As of and for the years ended December 31, 2025, 2024 and 2023, there were no significant concentrations with respect to our consolidated revenues or accounts receivable.

2025 Form 10-K	75

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
Construction-in-progress primarily related to purchases of information technology assets which had not been placed in service at the respective balance sheet dates. We transfer these assets to the applicable property and equipment category on the date they are placed in service. There was no capitalized interest applicable to construction-in-progress for the years ended December 31, 2025 and 2024.
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
We apply significant judgment in estimating the fair value of intangible assets acquired, which involves the use of significant assumptions. Significant assumptions used in the valuation of customer relationships include future revenue and operating expenses, customer attrition rates, contributory asset charges, tax amortization benefit, and discount rates. Significant assumptions used in the valuation of certain developed technology assets include future revenue, proprietary technology obsolescence curve, royalty rate, and discount rate. Significant assumptions used in the valuation of marketing assets include assumptions about the period of time the brand will continue to be valuable, royalty rate, and discount rate. Significant assumptions used in the valuation of content intangible assets include cost-based assumptions. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable, and unanticipated events and changes in circumstances may occur.
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
The quantitative impairment test compares the fair values of identified reporting units with their respective carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Based on our current internal reporting structure, we have one operating segment, one reportable segment, and one reporting unit. In each of 2025, 2024 and 2023, we performed the impairment assessment, which indicated that the estimated fair values of the identified reporting units significantly exceeded their respective carrying values. There were no impairments of goodwill during 2025, 2024 and 2023.

76	2025 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Intangible assets other than goodwill
We amortize finite-lived intangible assets over their estimated useful lives as follows.

	Basis of amortization	Amortization period (in years)
Customer relationships	Curve of Economic Benefit(1)	10-17
Marketing assets	Curve of Economic Benefit(1)	15
Developed technology	Straight-line and Curve of Economic Benefit(1)	2-14
(1)Certain of the customer relationships, marketing assets and developed technology assets are amortized on a curve that represents the expected period of economic benefit.
We write off the gross carrying amount and accumulated amortization balances for all fully amortized intangible assets. We evaluate the estimated useful lives and the potential for impairment of finite and indefinite-lived intangible assets on an annual basis or more frequently if events or circumstances indicate revised estimates of useful lives may be appropriate or that the carrying amount may be impaired. If the carrying amount of a finite-lived intangible asset is no longer recoverable based upon the undiscounted cash flows of the asset, the amount of impairment is the difference between the carrying amount and the fair value of the asset. Substantially all of our intangible assets were acquired in business combinations. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain intangible assets during 2024. There were no impairments of acquired intangible assets during 2025 and 2023.
Impairment of long-lived assets
We review long-lived assets for impairment when events change or circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset or asset group is impaired. There were no impairments of long-lived assets during 2025. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain long-lived assets during 2024 and 2023.
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

2025 Form 10-K	77

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
We measure and recognize uncertain tax positions. To recognize such positions, we must first determine if it is more likely than not that the position will be sustained upon audit. These positions include interest and/or penalties. We may release or increase unrecognized tax benefits as audits progress, as statutes of limitations expire, or as other facts or laws may change impacting these positions. It is reasonably possible that the amount of unrecognized tax benefits could change within the next twelve months due to audit activity or changes in tax law. Significant judgment is required in the identification and measurement of uncertain tax positions.
Foreign currency translation and remeasurement differences may affect our deferred tax balances and income tax expense, and in accordance with ASC 740 we do not recognize deferred taxes for temporary differences arising solely from exchange‑rate changes.
Foreign currency
Net assets recorded in a foreign currency are translated at the exchange rate on the balance sheet date. Revenue and expense items are translated using an average of daily exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income.
Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other income, net. For the years ended December 31, 2025 and 2023, we recorded net foreign currency losses that were $2.8 million and insignificant, respectively. During the year ended December 31, 2024, we recorded a net foreign currency gain that was insignificant.
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
Software development costs
We incur certain costs associated with the development of internal-use software, which are primarily related to activities performed to develop our cloud solutions and the development of online education curriculum to be delivered on the Company's cloud platform. Internal and external costs incurred in the preliminary project stage of internal-use software development are expensed as incurred. Once the software or content being developed has reached the application development stage, qualifying internal costs including payroll and payroll-related costs of employees who are directly associated with and devote time to the software or content project as well as external direct costs of materials and services are capitalized. Capitalization ceases at the point at which the developed software or content is substantially complete and ready for its intended use, which is typically upon completion of all substantial testing. Qualifying costs capitalized during the application development stage include those related to specific upgrades and enhancements when it is probable that those costs incurred will result in additional functionality. Overhead costs, including general and administrative costs, as well as

78	2025 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
maintenance, training and all other costs associated with post-implementation stage activities are expensed as incurred. In addition, internal costs that cannot be reasonably separated between maintenance and relatively minor upgrades and enhancements are expensed as incurred.
Qualifying capitalized software development costs are amortized on a straight-line basis over the software asset's estimated useful life, which is generally three to seven years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. See Note 6 to these consolidated financial statements for a discussion of our impairment of certain capitalized software development costs during 2024. There were no impairments of capitalized software assets during 2025 and 2023. We write off the gross carrying amount and accumulated amortization balances for all fully amortized capitalized software development cost assets.
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
Below is a summary of the changes in our allowance for credit losses.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision/ adjustment	Write-offs charged against allowance	Recoveries collected	Balance at end of year
2025	$4,488	$4,195	$(4,315)	$581	$4,949
2024	6,096	3,010	(4,833)	215	4,488
2023	6,022	2,012	(2,539)	601	6,096
Allowance for sales returns
We maintain a reserve for returns and credits which is estimated based on several factors including historical experience, known credits yet to be issued, the aging of customer accounts and the nature of service level commitments. Judgment is required in assessing these factors. Provisions for sales returns and credits are charged against the related revenue items.
Below is a summary of the changes in our allowance for sales returns.

Years ended December 31, (in thousands)	Balance at beginning of year	Provision	Utilization of allowance	Balance at end of year
2025	$740	$4,678	$(4,491)	$927
2024	811	2,966	(3,037)	740
2023	1,296	2,488	(2,973)	811
The allowance presented on the consolidated balance sheets represents the combined allowance for credit losses and the allowance for sales returns. The net provision for credit losses and sales returns presented in operating activities on our consolidated statement of cash flows reflects the net non‑cash impact of current‑period expense and contra‑revenue adjustments, while utilization of prior‑period estimates is reflected in changes in operating assets and liabilities.
Advertising costs
We expense advertising costs as incurred, which were $16.1 million, $16.0 million and $14.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Restructuring costs
Restructuring costs include charges for the costs of exit or disposal activities. The liability for costs associated with exit or disposal activities is measured initially at fair value and only recognized when the liability is incurred.

2025 Form 10-K	79

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, accrued expense and other current liabilities, and operating lease liabilities, net of current portion in our consolidated balance sheet as of December 31, 2025 and 2024.
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
Earnings (loss) per share
We compute basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per share reflects the assumed exercise, settlement and vesting of all dilutive securities using the “treasury stock method” except when the effect is anti-dilutive. Potentially dilutive securities consist of shares issuable upon the exercise of stock options and stock appreciation rights and vesting of restricted stock awards and units. In periods where there are net losses and the inclusion of potentially dilutive securities would be anti-dilutive, diluted loss per share is the same as basic loss per share.

80	2025 Form 10-K

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

4. Goodwill and Other Intangible Assets
The change in goodwill during 2025 consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2024	$1,052,506
Effect of foreign currency translation	4,309
Balance at December 31, 2025	$1,056,815
We have recorded intangible assets acquired in various business combinations based on their fair values at the date of acquisition. The table below sets forth the balances of each class of intangible asset and related amortization as of:

	December 31,
(dollars in thousands)	2025	2024
Finite-lived gross carrying amount
Customer relationships	$232,405	$243,203
Marketing assets	32,170	29,876
Developed technology	111,534	110,606
Total finite-lived gross carrying amount	376,109	383,685
Accumulated amortization
Customer relationships	(175,591)	(173,720)
Marketing assets	(14,838)	(11,660)
Developed technology	(79,026)	(65,424)
Total accumulated amortization	(269,455)	(250,804)
Intangible assets, net	$106,654	$132,881
During the year ended December 31, 2025, changes to the gross carrying amounts of intangible asset classes were primarily related to write-offs of fully amortized intangible assets and the effect of foreign currency translation.

2025 Form 10-K	81

Blackbaud, Inc.
Notes to Consolidated Financial Statements
EVERFI impairment charges
As previously disclosed, on December 9, 2024, we concluded that a material impairment charge was required related to its EVERFI asset group, which primarily included finite-lived intangible assets and capitalized software development costs. On December 29, 2024, we classified EVERFI's assets and liabilities as held for sale and we determined there would be an additional impairment charge to record the EVERFI disposal group at its estimated fair value less costs to sell resulting in total noncash impairment charges of $390.2 million. On December 31, 2024, we disposed of EVERFI for a nominal amount that resulted in a loss on disposition of $15.2 million, which together with the impairment charges, is recorded within EVERFI disposition on our consolidated statements of comprehensive loss for the year ended December 31, 2024. See Note 3 to these consolidated financial statements for additional information about the disposition of EVERFI.
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
The following table summarizes amortization expense of our finite-lived intangible assets:

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
Included in cost of revenue	$27,644	$56,957	$52,463
Included in operating expenses	2,234	3,541	3,139
Total amortization of intangibles from business combinations	$29,878	$60,498	$55,602
The following table outlines the estimated future amortization expense for each of the next five years for our finite-lived intangible assets as of December 31, 2025:

Years ending December 31, (dollars in thousands)	Amortization expense
2026	$24,841
2027	21,403
2028	15,753
2029	14,335
2030	10,587
Total	$86,919

82	2025 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

5. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
(dollars in thousands, except per share amounts)	2025	2024	2023
Numerator:
Net income (loss)	$114,970	$(299,524)	$3,018
Denominator:
Weighted average common shares	47,680,184	50,560,538	52,546,406
Add effect of dilutive securities:
Restricted stock and units	789,777	—	1,174,936
Weighted average common shares assuming dilution	48,469,961	50,560,538	53,721,342
Earnings (loss) per share
Basic	$2.41	$(5.92)	$0.06
Diluted	$2.37	$(5.92)	$0.06

Anti-dilutive shares excluded from calculations of diluted earnings (loss) per share	621,562	54,236	45,614
Diluted loss per share for the year ended December 31, 2024 was the same as basic loss per share as there was a net loss in the period and inclusion of potentially dilutive securities was anti-dilutive.

2025 Form 10-K	83

Blackbaud, Inc.
Notes to Consolidated Financial Statements

6. Fair Value Measurements
Recurring fair value measurements
Financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair value as of December 31, 2025
Financial assets:
Interest rate swaps	$—	$501	$—	$501
Foreign currency forward contracts	—	77	—	77
Total financial assets	$—	$578	$—	$578

Fair value as of December 31, 2025
Financial liabilities:
Interest rate swaps	$—	$3,257	$—	$3,257
Foreign currency forward contracts	—	265	—	265
Total financial liabilities	$—	$3,522	$—	$3,522

Fair value as of December 31, 2024
Financial assets:
Interest rate swaps	$—	$9,262	$—	$9,262
Foreign currency forward contracts	—	1,288	—	1,288
Total financial assets	$—	$10,550	$—	$10,550
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
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at December 31, 2025 and December 31, 2024, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at December 31, 2025 and December 31, 2024, as the debt bears interest rates that approximate market value. As SOFR rates are observable at commonly quoted intervals, our debt under the 2024 Credit Facilities (as defined below) is classified within Level 2 of the fair value hierarchy. The fair value of our fixed rate debt does not exceed the carrying amount.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the years ended December 31, 2025, 2024 and 2023.

84	2025 Form 10-K

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
For long-lived assets, intangible assets and operating lease ROU assets, in the event of an impairment, we determine the fair value of these assets other than goodwill using a discounted cash flow approach, which contains significant unobservable inputs and, therefore, is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate. For goodwill impairment testing, we estimate fair value using market-based methods including the use of market capitalization and consideration of a control premium.
There were no significant non-recurring fair value adjustments during 2025.
During the year ended December 31, 2024, we recorded noncash impairment charges of $367.5 million against certain intangible assets, noncash impairment charges of $22.6 million against certain previously capitalized software development costs, noncash impairment charges of $3.1 million against certain operating lease ROU assets and noncash impairment charges against certain property and equipment assets, which were insignificant. See Notes 4, 7, and 11, respectively, to these consolidated financial statements for additional details.
During the year ended December 31, 2023, we recorded noncash impairment charges of $5.6 million against certain operating lease ROU assets and $1.1 million impairment charges against certain property and equipment assets. See Notes 11 and 7, respectively, to these consolidated financial statements for additional details.
Other than the items described above, there were no other non-recurring fair value adjustments during 2024 or 2023, except for certain immaterial business combination accounting adjustments to the initial fair value estimates of the assets acquired and liabilities assumed at the acquisition date from updated estimates and assumptions during the measurement period.

7. Property and Equipment and Software Development Costs
Property and equipment
Property and equipment consisted of the following as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2025	2024
Land	—	$9,548	$9,548
Building	39	61,284	61,284
Building improvements	4 - 20	13,097	12,112
Equipment	1 - 5	1,949	2,448
Computer hardware	2 - 5	27,755	36,632
Computer software	1 - 5	11,531	20,455
Construction in progress	—	273	—
Furniture and fixtures	1 - 7	3,784	4,849
Leasehold improvements	Lesser of lease term or estimated useful life	5,787	10,206
Total property and equipment		135,008	157,534
Less: accumulated depreciation		(49,932)	(65,608)
Property and equipment, net		$85,076	$91,926

Depreciation expense was $10.1 million, $12.8 million and $13.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

2025 Form 10-K	85

Blackbaud, Inc.
Notes to Consolidated Financial Statements
During the year ended December 31, 2024, we recorded insignificant noncash impairment charges against certain property and equipment assets. During the year ended December 31, 2023, we recorded noncash impairment charges of $1.1 million against certain property and equipment assets. Each of these impairment charges resulted from our entry into subleases for different portions of our Washington, DC office location, which we closed in February 2023 to align with our Remote-Flexible workforce strategy. These charges are included in general and administrative expense on our consolidated statements of comprehensive income (loss).
Software development costs
Software development costs consisted of the following as of:

	Estimated useful life (years)	December 31,
(dollars in thousands)		2025	2024
Software development costs	3 - 7	$305,723	$268,510
Less: accumulated amortization		(149,881)	(120,191)
Software development costs, net		$155,842	$148,319
During the year ended December 31, 2024, we recorded noncash impairment charges of $22.6 million against certain previously capitalized software development costs. The impairment charges are included in EVERFI impairment charges within EVERFI disposition on our consolidated statements of comprehensive loss. For additional information, see the discussion of the EVERFI impairment charges in Note 4 to these consolidated financial statements.
Other changes to the gross carrying amount of software development costs were primarily related to qualifying costs associated with development activities that are required to be capitalized under the internal-use software accounting guidance such as those for our cloud solutions, write-offs of fully amortized assets, and the effect of foreign currency translation.
Amortization expense related to software development costs was $46.3 million, $48.3 million and $42.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included primarily in cost of revenue.

86	2025 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

8. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	December 31, 2025	December 31, 2024
Restricted cash due to customers	$718,525	$740,370
Real estate escrow balances and other	1,536	1,514
Total restricted cash	$720,061	$741,884
Prepaid expenses and other assets

(dollars in thousands)	December 31, 2025	December 31, 2024
Costs of obtaining contracts(1)(2)	$56,002	$57,911
Prepaid software maintenance and subscriptions(3)	31,014	36,277
Taxes, prepaid and receivable	11,871	4,257
Implementation costs for cloud computing arrangements, net(4)(5)	11,055	10,450
Unbilled accounts receivable	8,763	7,352
Investment in equity securities(6)	4,943	4,943
Prepaid insurance	2,164	3,027
Derivative instruments	578	10,550
Other assets	14,475	14,026
Total prepaid expenses and other assets	140,865	148,793
Less: Long-term portion	51,575	67,221
Prepaid expenses and other current assets	$89,290	$81,572
(1)Amortization expense from costs of obtaining contracts was $20.3 million, $20.1 million and $31.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in sales, marketing and customer success expense in our consolidated statements of comprehensive loss.
(2)The current portion of costs of obtaining contracts as of December 31, 2025 and 2024 was $18.5 million and $18.4 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of December 31, 2025 and December 31, 2024 was $30.4 million and $34.0 million, respectively.
(4)These costs primarily relate to the implementations of our global enterprise resource planning system, customer relationship management systems and other cloud-based systems.
(5)Amortization expense from capitalized cloud computing implementation costs was $3.4 million, $2.9 million and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Accumulated amortization for these costs was $14.0 million and $10.6 million as of December 31, 2025 and 2024, respectively.
(6)Represents a strategic investment that did not result in Blackbaud having significant influence over the investee.

2025 Form 10-K	87

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Accrued expenses and other liabilities

(dollars in thousands)	December 31, 2025	December 31, 2024
Taxes payable	$9,945	$16,295
Customer credit balances	9,975	9,269
Accrued commissions and salaries	3,849	4,012
Derivative instruments	3,522	—
Accrued health care costs	3,173	3,151
Unrecognized tax benefit	3,051	4,285
Accrued transaction-based costs related to payments services	2,775	3,903
Accrued vacation costs	2,462	2,060
Operating lease liabilities, current portion	1,559	4,489
Accrued legal costs(1)	642	2,504
Stock-based compensation liability	—	7,292
Accrued costs to sell EVERFI(2)	—	13,985
Other liabilities	9,451	10,035
Total accrued expenses and other liabilities	50,404	81,280
Less: Long-term portion	7,132	4,796
Accrued expenses and other current liabilities	$43,272	$76,484
(1)All accrued legal costs are classified as current. See Note 11 to these consolidated financial statements for additional information about our loss contingency accruals and other legal expenses.
(2)See Note 3 for a discussion of our sale of EVERFI on December 31, 2024.
Other income, net

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
Interest income	$7,892	$9,846	$8,821
Currency revaluation (losses) gains	(2,846)	487	(36)
Other income, net	3,953	4,216	4,076
Other income, net	$8,999	$14,549	$12,861

88	2025 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

9. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Credit facility:
Revolving credit loans	$286,400	$229,900	5.50%	6.37%
Term loans	770,000	790,000	5.21%	5.59%
Real estate loans	53,352	55,135	5.23%	5.23%
Other debt	691	2,783	9.13%	8.77%
Total debt	1,110,443	1,077,818	5.29%	5.75%
Less: Unamortized discount and debt issuance costs	746	2,833
Less: Debt, current portion	22,660	23,875	5.49%	6.21%
Debt, net of current portion	$1,087,037	$1,051,110	5.28%	5.73%
2024 refinancing
In April 2024, we entered into a 5-year $1.5 billion Amended and Restated Credit Agreement (the "2024 Credit Agreement"). The 2024 Credit Agreement matures in April 30, 2029 and replaced our 5-year $1.1 billion credit facility entered into during October 2020 (the "2020 Credit Agreement") by amending and restating it to include a $700.0 million revolving credit facility (the “2024 Revolving Facility”) and an $800.0 million term loan facility (the “2024 Term Facility” and together with the 2024 Revolving Facility, the “2024 Credit Facilities”). Upon closing, we borrowed $800.0 million pursuant to the 2024 Term Facility and $208.2 million pursuant to the 2024 Revolving Facility and used the proceeds to repay the outstanding principal balances of the term loans under the 2020 Credit Agreement, and repay $196.6 million of outstanding revolving credit loans under the 2020 Credit Agreement.
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

2025 Form 10-K	89

Blackbaud, Inc.
Notes to Consolidated Financial Statements
ratio shall be no greater than 3.50 to 1.00. At December 31, 2025, our available borrowing capacity under the 2024 Credit Agreement was $413.6 million.
The 2024 Credit Agreement contains various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. Financial covenants include a net leverage ratio and an interest coverage ratio. At December 31, 2025, we were in compliance with our debt covenants under the 2024 Credit Facilities.
Financing costs
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
As of December 31, 2025 and 2024, deferred financing costs totaling $1.3 million and $1.7 million, respectively, were included in other assets on our consolidated balance sheets.
Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the Seller’s obligations under two senior secured notes with a then-aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). The Real Estate Loans require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038. At December 31, 2025, we were in compliance with our debt covenants under the Real Estate Loans.
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
The following table summarizes our currently effective financing agreements as of December 31, 2025:

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
The changes in supplier financing obligations during the year ended December 31, 2025, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2024	$2,783
Additions	—
Payments	(2,092)
Balance at December 31, 2025	$691

90	2025 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2025, the required annual maturities related to the 2024 Credit Facilities, the Real Estate Loans and our other debt were as follows:

Years ending December 31, (dollars in thousands)	Annual maturities
2026	$22,660
2027	22,166
2028	22,375
2029	998,996
2030	2,831
Thereafter	41,415
Total required maturities	$1,110,443

10. Derivative Instruments
We generally use derivative instruments to manage our interest rate and foreign currency exchange risk. We currently have derivatives classified as cash flow hedges and net investment hedges. We do not enter into any derivatives for trading or speculative purposes.
All of our derivative instruments are governed by International Swap Dealers Association, Inc. master agreements with our counterparties. As of December 31, 2025 and December 31, 2024, we have presented the fair value of our derivative instruments at the gross amounts in the consolidated balance sheet as the gross fair values of our derivative instruments equaled their net fair values.
Cash flow hedges
We have entered into interest rate swap agreements, which effectively convert portions of our variable rate debt under the 2024 Credit Facilities to a fixed rate for the term of the swap agreements. We designated each of the interest rate swaps as cash flow hedges at the inception of the contracts. Our entry into the 2024 Credit Agreement in April 2024 did not affect our interest rate swap agreements, including their designation as cash flow hedges, as the 2024 Credit Agreement has substantially the same critical terms as the 2020 Credit Agreement. As of December 31, 2025 and December 31, 2024, the aggregate notional values of the interest rate swaps were $700.0 million. All of the contracts have maturities on or before October 2028.
We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian Dollar ("CAD") against changes in the exchange rate with the United States Dollar ("USD"). We designated each of these foreign currency forward contracts as cash flow hedges at the inception of the contracts. As of December 31, 2025 and December 31, 2024, the aggregate notional values of the foreign currency forward contracts designated as cash flow hedges that we held to buy USD in exchange for Canadian Dollars were $32.9 million CAD and $32.8 million CAD, respectively. All of the contracts have maturities of 12 months or less.
Net investment hedges
We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds ("GBP") into USD. We designated each of these foreign currency forward contracts as net investment hedges at the inception of the contracts. As of December 31, 2025 and December 31, 2024, the aggregate notional values of the foreign currency forward contracts designated as net investment hedges to reduce the volatility of the U.S. dollar value of a portion of our GBP-denominated investments was £12.0 million and £12.9 million, respectively.

2025 Form 10-K	91

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The fair values of our derivative instruments were as follows as of:

		Asset derivatives			Liability Derivatives
(dollars in thousands)	Balance sheet location	December 31, 2025	December 31, 2024	Balance sheet location	December 31, 2025	December 31, 2024
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$239	$—	Accrued expenses and other current liabilities	$—	$—
Foreign currency forward contracts, current portion	Prepaid expenses and other current assets	77	1,288	Accrued expenses and other current liabilities	265	—
Interest rate swaps, long-term	Other assets	262	9,262	Other liabilities	3,257	—
Total derivative instruments designated as hedging instruments		$578	$10,550		$3,522	$—
The effects of derivative instruments in cash flow and net investment hedging relationships were as follows:

	(Loss) gain recognized in accumulated other comprehensive loss as of	Location of (loss) gain reclassified from accumulated other comprehensive loss into income (loss)	Gain reclassified from accumulated other comprehensive loss into income (loss)
(dollars in thousands)	December 31, 2025		Years ended December 31, 2025
Cash Flow Hedges
Interest rate swaps	$(2,756)	Interest expense	$4,966
Foreign currency forward contracts	$(179)	Revenue	$700
Net Investment Hedge
Foreign currency forward contracts	$(9)		$—

	December 31, 2024		Years ended December 31, 2024
Cash Flow Hedges
Interest rate swaps	$9,262	Interest expense	$19,134
Foreign currency forward contracts	$937	Revenue	$479
Net Investment Hedges
Foreign currency forward contracts	$351		$—

	December 31, 2023		Years ended December 31, 2023
Cash Flow Hedges
Interest rate swaps	$11,194	Interest expense	$20,418
Foreign currency forward contracts	$(235)	Revenue	$388
Net Investment Hedges
Foreign currency forward contracts	$(301)		$—
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive loss includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Excluding net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive loss until the actual

92	2025 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) and related tax effects are reclassified from accumulated other comprehensive income loss to current earnings. For net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to translation adjustment, a component of accumulated other comprehensive income (loss), and recognized in earnings only when the hedged GBP investment is liquidated. The estimated accumulated other comprehensive income as of December 31, 2025 that is expected to be reclassified into earnings within the next twelve months is insignificant. There were no ineffective portions of our interest rate swap or foreign currency forward derivatives during the years ended December 31, 2025, 2024 and 2023. See Note 14 to these consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component. We classify cash flows related to derivative instruments as operating activities in the consolidated statements of cash flows.
We did not have any undesignated derivative instruments during 2025, 2024 and 2023.

11. Commitments and Contingencies
Leases
We have operating leases for corporate offices, subleased offices and certain equipment and furniture. As of December 31, 2025, we did not have any operating leases that had not yet commenced.
Release from Washington, DC lease
In February 2025, we made a one-time cash release payment of $28.0 million to the lessor in connection with a release from our lease for office space in Washington, DC (which was acquired as part of our acquisition of EVERFI in December 2021). Due to our Remote-Flexible workforce strategy, we had not used the office space since February 2023 and had subleased a portion of the space. During the year ended December 31, 2025, we recorded a loss on lease termination of $24.3 million in general and administrative expense.
The following table summarizes the components of our lease expense:

	Year ended December 31,
(dollars in thousands)	2025	2024	2023
Operating lease cost(1)	$1,833	$6,430	$8,812
Variable lease cost	842	1,131	1,431
Sublease income	(1,755)	(3,400)	(3,356)
Net lease cost	$920	$4,161	$6,887
(1)Includes short-term lease costs, which were immaterial.
During the years ended December 31, 2024 and 2023, we recorded noncash impairment charges of $3.1 million and $5.6 million, respectively, against certain operating lease ROU assets. These impairment charges resulted from our entry into subleases for different portions of our Washington, DC office location, which we closed in February 2023 to align with our Remote-Flexible workforce strategy. These charges are reflected in general and administrative expense on the statements of comprehensive income (loss).

2025 Form 10-K	93

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Maturities of our operating lease liabilities as of December 31, 2025 were as follows:

Years ending December 31, (dollars in thousands)	Operating leases
2026	$1,918
2027	1,888
2028	1,718
2029	1,007
2030	504
Thereafter	—
Total lease payments	7,035
Less: Amount representing interest	(871)
Present value of future payments	$6,164
Our ROU assets and lease liabilities are included in the following line items in our consolidated balance sheet:

(dollars in thousands)	December 31, 2025	December 31, 2024
Operating leases
Operating lease ROU assets	$4,630	$26,554

Accrued expenses and other current liabilities	$1,559	$4,489
Operating lease liabilities, net of current portion	4,605	34,186
Total operating lease liabilities	$6,164	$38,675
The weighted average remaining lease terms and discount rates were as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Operating leases
Weighted average remaining lease term (years)	3.8	7.3	7.7
Weighted average discount rate	7.31%	4.53%	4.70%
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
(dollars in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,024	$7,511	$10,983
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	3,705	—	2,765
Other commitments
The term loans under the 2024 Credit Facilities require periodic principal payments. The balance of the term loans and any amounts drawn on the revolving credit loans are due upon maturity of the 2024 Credit Facilities in April 2029. The Real Estate Loans also require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038.
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of December 31, 2025, the remaining aggregate minimum purchase commitment under these arrangements was approximately $164.0 million through 2030.

94	2025 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
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
As a result of the Security Incident, we have been subject to certain legal proceedings and claims and could be the subject of additional legal proceedings, claims, inquiries and investigations in the future that might result in adverse judgments, settlements, fines, penalties or other resolution. To limit our exposure to losses related to claims against us, including data breaches such as the Security Incident, we maintain $50 million of insurance above a $250 thousand deductible payable by us. As noted below, this coverage reduced our financial exposure related to the Security Incident in prior years.
We recorded expenses related to the Security Incident as follows:

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
Security Incident expenses	$3,104	$13,700	$53,426

2025 Form 10-K	95

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following summarizes our cumulative expenses, insurance recoveries recognized and insurance recoveries paid as of:

(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cumulative gross expense	$178,235	$175,131	$161,431
Cumulative offsetting insurance recoveries recognized	(50,000)	(50,000)	(50,000)
Cumulative net expense	$128,235	$125,131	$111,431

Cumulative offsetting insurance recoveries paid	$(50,000)	$(50,000)	$(50,000)
Recorded expenses have consisted primarily of payments to third-party service providers and consultants, including legal fees, settlement of governmental investigations, settlements of customer claims and accruals for certain loss contingencies. Not included in the expenses discussed above were costs associated with enhancements to our cybersecurity program. We present expenses and insurance recoveries related to the Security Incident in general and administrative expense on our consolidated statements of comprehensive income (loss) and as operating activities on our consolidated statements of cash flows. Total costs related to the Security Incident exceeded the limit of our insurance coverage during the first quarter of 2022. For the year ended December 31, 2025, we incurred net pre-tax expense of $3.1 million related to the Security Incident for ongoing legal fees and recorded accruals for loss contingencies of $1.1 million. Also, for the year ended December 31, 2025, we had net cash outlays of $4.6 million related to the Security Incident for ongoing legal fees and $1.8 million paid during the third quarter of 2025 related to previously recorded accruals for loss contingencies related to the Security Incident. As of December 31, 2025, we do not have any recorded liabilities for loss contingencies related to the Security Incident.
As previously disclosed, during the three months ended September 30, 2025, we paid an insignificant settlement amount to the plaintiffs in the previously disclosed multi-district litigation filed in the United States District Court of South Carolina. On September 22, 2025, that court issued an order definitively closing that case. As a result, all customer constituent class actions related to the Security Incident are now resolved and closed. In addition, as previously reported, insurance companies representing various customers’ interests through subrogation claims contacted us, and certain insurance companies filed subrogation claims in court, two of which remain pending and are the only customer claims currently unresolved. For more information about the completed government investigations and related actions, see Note 11 to our audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on February 21, 2025 and Note 8 to our unaudited, condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025.

12. Income Taxes
We file income tax returns in the U.S. for federal and various state jurisdictions as well as in foreign jurisdictions including Canada, the U.K., Australia, Ireland, Costa Rica and India. We are generally subject to U.S. federal income tax examination for calendar tax years 2022 through 2025 as well as state and foreign income tax examinations for various years depending on statutes of limitations and net operating loss and/or tax credit utilization in those jurisdictions.

96	2025 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following summarizes the components of income tax expense (benefit):

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
Current taxes:
U.S. Federal	$(5)	$36,367	$19,078
U.S. State and local	6,387	8,433	12,582
International	10,612	11,792	8,982
Total current taxes	16,994	56,592	40,642
Deferred taxes:
U.S. Federal	1,777	(50,078)	(18,303)
U.S. State and local	(2,085)	(18,472)	(5,895)
International	127	(980)	(170)
Total deferred taxes	(181)	(69,530)	(24,368)
Total income tax provision (benefit)	$16,813	$(12,938)	$16,274
The following summarizes the components of income (loss) before provision (benefit) for income taxes:

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
U.S.	$87,331	$(366,227)	$(20,426)
International	44,452	53,765	39,718
Income (loss) before provision (benefit) for income taxes	$131,783	$(312,462)	$19,292
The following summarizes cash paid for taxes, net of refunds:

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
U.S. Federal	$11,088	$36,327	$16,134
U.S. State(1)	4,696	14,242	10,463
International:
United Kingdom	11,480	9,632	8,407
Other	877	467	615
International total	12,357	10,099	9,022
Total cash paid for income taxes (net of refunds)	$28,141	$60,668	$35,619
(1)No state accounted for more than 5% of total cash taxes paid.

2025 Form 10-K	97

Blackbaud, Inc.
Notes to Consolidated Financial Statements
A reconciliation between the effect of applying the U.S. federal statutory rate and the effective income tax rate used to calculate our income tax provision is as follows:

	Years ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal statutory rate	$27,674	21.0%	$(65,434)	21.0%	$4,051	21.0%
State and local income taxes, net of federal income tax effect(1)	(673)	(0.5)	(1,195)	0.3	1,932	10.0
Foreign tax effects
United Kingdom
Statutory tax rate difference between United Kingdom and United States	1,583	1.2	1,467	(0.5)	953	4.9
Other	(989)	(0.8)	(95)	—	(154)	(0.8)
Other foreign jurisdictions	509	0.4	211	(0.1)	281	1.5
Effect of changes in tax laws or rates enacted in the current period
Change in U.S. Federal income tax laws(2)	—	—	—	—	—	—
Change in U.S. State income tax rate applied to deferred tax balances	576	0.4	343	(0.1)	1,258	6.5
Effect of cross-border tax laws
GILTI inclusion (Net CFC Tested Income Inclusion starting Jan. 1, 2026)	9,312	7.1	4,776	(1.5)	4,717	24.5
FDII benefit (Foreign-Derived Deduction Eligible Income ("FDDEI") starting Jan. 1, 2026)	—	—	(1,931)	0.6	(1,796)	(9.3)
Tax Credits
U.S. research and experimentation tax credits	(5,552)	(4.2)	(5,775)	1.9	(7,456)	(38.6)
U.S. Federal foreign tax credits	—	—	(3,459)	1.1	(3,083)	(16.0)
Changes in valuation allowances	(22,748)	(17.3)	55,419	(17.6)	1,904	9.9
Nontaxable or nondeductible items
Section 162(m) limitation	4,372	3.3	5,217	(1.7)	5,318	27.6
Stock-based compensation	(917)	(0.7)	(3,911)	1.3	2,908	15.1
Nondeductible meals, entertainment and transportation	691	0.5	740	(0.2)	774	4.0
Nondeductible Security Incident-related fines or penalties	2	—	1,418	(0.5)	6,300	32.7
Changes in unrecognized tax benefits	(480)	(0.4)	2,274	(0.7)	118	0.6
Sale of subsidiary	—	—	(3,118)	1.0	—	—
Return to accrual adjustment	2,781	2.1	450	(0.1)	(1,467)	(7.6)
Other adjustments	672	0.7	(335)	(0.1)	(284)	(1.6)
Income tax provision effective rate	$16,813	12.8%	$(12,938)	4.1%	$16,274	84.4%
(1)State taxes in California, Florida, Maryland, Minnesota, Pennsylvania and Washington, D.C. made up the majority (greater than 50%) of the tax effect in this category.
(2)The rate impact of OBBBA is reflected within “Changes in valuation allowances” in our effective tax rate reconciliation given that the primary financial reporting effect of OBBBA is a reduction in DTAs, which in turn results in a corresponding reduction in the valuation allowance recorded against those DTAs, rather than a standalone recurring rate item.

98	2025 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The increase in our effective income tax rate for year ended December 31, 2025, when compared to the same period in 2024, was primarily attributable to normalization of several non-recurring events in 2024, in which we had recorded the valuation allowance against all of our U.S. deferred tax assets in excess of deferred tax liabilities due to the combination of our cumulative pretax loss position and net deferred tax asset position resulting from our divestiture of EVERFI.
On July 4, 2025, the OBBBA was enacted into U.S. federal income tax law. OBBBA permanently extends immediate expensing of R&D expenditures under Internal Revenue Code Section 174 and provides transition rules for previously capitalized R&D costs. Under ASC 740, these changes modify the measurement of certain DTAs, particularly those arising from capitalized Section 174 expenditures.
Additionally, in 2025, the valuation allowance decreased primarily due to the pre-tax income recorded during the current year as well as the enactment of the OBBBA, which resulted in the realizability of certain U.S. deferred tax assets. We intend to continue maintaining a valuation allowance on our U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Management continues to evaluate the impact of future phases of OBBBA that will become effective beginning in 2026, including changes to international tax provisions and interest limitation rules; however, for 2025, no further material impact beyond the valuation‑allowance‑driven effects is expected.
The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in thousands)	2025	2024
Deferred tax assets relating to:
Capitalized R&D and software costs	$36,063	$78,809
Federal, state and foreign tax credits	37,751	31,495
Stock-based compensation	17,776	17,176
Federal and state and foreign net operating loss carryforwards	14,607	4,825
Capital loss carryforward	7,740	7,282
Deferred revenue	4,189	7,633
Operating leases	2,500	10,751
Allowance for credit losses	1,613	1,441
Intangible assets	882	969
Accrued bonuses	554	316
Other	1,962	1,615
Total deferred tax assets	125,637	162,312
Deferred tax liabilities relating to:
Intangible assets	(50,234)	(50,530)
Costs of obtaining contracts	(11,946)	(13,136)
Operating leases	(3,751)	(7,338)
Fixed assets	(2,370)	(4,716)
Other	(1,215)	(8,787)
Total deferred tax liabilities	(69,516)	(84,507)
Valuation allowance	(77,691)	(102,153)
Net deferred tax liability	$(21,570)	$(24,348)

2025 Form 10-K	99

Blackbaud, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2025, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $53.4 million, $1.0 million and $50.3 million, respectively. Of our federal net operating loss carryforwards, $7.3 million are subject to expiration beginning in 2026 while the remainder have an unlimited carryforward period. The state net operating loss carryforwards are subject to various applicable state tax laws. If not utilized, the state net operating loss carryforwards will expire over various periods beginning in 2025. Our foreign net operating loss carryforwards have an unlimited carryforward period. Our state tax credit carryforwards for income tax purposes were approximately $32.2 million, net of federal benefit. If not utilized, the state tax credit carryforwards will begin to expire in 2025. We also have federal and state capital loss carryforwards of $30.2 million expiring in 2029. The foreign and state net operating loss carryforwards, capital loss carryforward and state credit carryforwards have a valuation allowance due to management's uncertainty regarding the future ability to use such carryforwards.
The following table illustrates the change in our deferred tax asset valuation allowance:

Years ended December 31, (dollars in thousands)	Balance at beginning of year	Charges to expense	Balance at end of year
2025	$102,153	$(24,462)	$77,691
2024	37,862	64,291	102,153
2023	34,769	3,093	37,862
The following table sets forth the change to our unrecognized tax benefit for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
Balance at beginning of year	$5,195	$3,240	$3,083
Increases from prior period positions	38	1,249	101
Increases from current period positions	721	706	762
Decreases in prior year positions	(1,487)	—	(118)
Settlements (payments)	—	—	(160)
Lapse of statute of limitations	—	—	(428)
Balance at end of year	$4,467	$5,195	$3,240
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $4.5 million at December 31, 2025. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties included in the consolidated balance sheet as of December 31, 2025 and December 31, 2024 was $1.1 million and insignificant, respectively. The total amount of interest and penalties included in the consolidated statements of comprehensive loss as an increase or decrease in income tax expense for 2025, 2024 and 2023 was insignificant.
We have taken U.S. federal and U.S. state tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits might decrease within the next twelve months. This possible decrease could result from the expiration of statutes of limitations. The reasonably possible decrease at December 31, 2025 was insignificant.
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

100	2025 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

13. Stock-based Compensation
Employee stock-based compensation plans
Under the 2016 Equity and Incentive Compensation Plan Amended and Restated as of June 11, 2025 (the "2016 Equity Plan"), we may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards and cash incentive awards to employees, directors and consultants. Our Compensation Committee of the Board of Directors administers this plan and the stock-based awards are granted under terms determined by it.
The total number of authorized stock-based awards available under our plan was 4,003,142 as of December 31, 2025. We issue common stock from our pool of authorized stock upon exercise of stock options and stock appreciation rights, vesting of restricted stock units or upon granting of restricted stock.
During the years ended December 31, 2025, 2024 and 2023, we have issued three types of awards under our plans: restricted stock awards, time-based restricted stock units, and performance-based restricted stock units. The following table sets forth the number of awards outstanding for each award type as of:

	Outstanding at December 31,
Award type	2025	2024
Restricted stock awards	670,964	814,336
Time-based restricted stock units	609,094	616,035
Performance-based restricted stock units	937,090	1,029,214
Awards granted to our executive officers and certain other employees are subject to accelerated vesting upon a change in control as defined in the employees’ employment agreement or retention agreement, and continued vesting in accordance with our Long-term Incentive Retirement Program, subject to satisfaction of applicable retirement eligibility requirements and required approvals.
Expense recognition
We recognize compensation expense associated with stock options and awards with performance or market based vesting conditions on an accelerated basis over the requisite service period of the individual grantees. We recognize compensation expense associated with restricted stock awards and SARs on a straight-line basis over the requisite service period of the individual grantees, which equals the vesting period. We recognize the effect of awards for which the requisite service period is not rendered when the award is forfeited (that is, we recognize the effect of forfeitures in compensation cost when they occur). Previously recognized compensation cost for an award is reversed in the period that the award is forfeited.
Stock-based compensation expense is allocated to cost of revenue and operating expenses on the consolidated statements of comprehensive loss based on where the associated employee’s compensation is recorded. The following table summarizes stock-based compensation expense:

	Years ended December 31,
(in thousands)	2025	2024	2023
Included in cost of revenue:	$11,517	$14,092	$16,658
Included in operating expenses:
Sales, marketing and customer success	16,072	17,946	24,892
Research and development	24,252	26,488	30,780
General and administrative	41,069	46,442	55,432
Total included in operating expenses	81,393	90,876	111,104
Total stock-based compensation expense	$92,910	$104,968	$127,762
The total amount of compensation cost related to unvested awards not recognized was $61.9 million at December 31, 2025. It is expected that this amount will be recognized over a weighted average period of 1.2 years.

2025 Form 10-K	101

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
The following table summarizes our unvested restricted stock awards as of December 31, 2025, and changes during the year then ended:

	Restricted stock awards	Weighted average grant-date fair value	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2025	814,336	$66.27
Granted	373,318	67.37
Forfeited	(52,165)	66.60
Vested	(464,525)	65.48
Unvested at December 31, 2025	670,964	67.00	$42,485
(1)The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of restricted stock awards that vested during the years ended December 31, 2025, 2024 and 2023 was $30.4 million, $42.7 million and $42.7 million, respectively. The weighted average grant-date fair value of restricted stock awards granted during the years ended December 31, 2024 and 2023 was $69.86 and $62.59, respectively.
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
The following table summarizes our unvested, time-based restricted stock units as of December 31, 2025, and changes during the year then ended:

	Time-based restricted stock units	Weighted average grant-date fair value	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2025	616,035	$65.08
Granted	309,834	68.45
Forfeited	(13,317)	66.52
Vested	(303,458)	64.69
Unvested at December 31, 2025	609,094	66.77	$38,567
(1)The intrinsic value is calculated as the market value as of the end of the fiscal period.
The total fair value of time-based restricted stock units that vested during the years ended December 31, 2025, 2024 and 2023 was $19.6 million, $19.4 million and $13.5 million, respectively. The weighted average grant date fair value of time-based restricted stock units granted for the years ended December 31, 2024 and 2023 was $67.73 and $61.37, respectively.

102	2025 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements
The following table summarizes our unvested, performance-based restricted stock units as of December 31, 2025, and changes during the year then ended:

	Performance-based restricted stock units	Weighted average grant-date fair value	Aggregate intrinsic value(1) (in thousands)
Unvested at January 1, 2025	1,029,214	$66.92
Granted	734,645	70.02
Forfeited	(51,909)	69.03
Vested(2)	(774,860)	67.52
Unvested at December 31, 2025	937,090	67.93	$59,337
(1)The intrinsic value is calculated as the market value as of the end of the fiscal period.
(2)This amount represents the target number of shares that were eligible to be earned and vested. The number of shares earned and vested based on actual results when compared to the performance conditions was 758,777 and those shares had a weighted average grant date fair value of $67.52.
The total fair value of performance-based restricted stock units that vested during the years ended December 31, 2025, 2024 and 2023 was $52.3 million, $55.5 million, and $50.9 million, respectively. The weighted average grant date fair value of performance-based restricted stock units granted for the years ended December 31, 2024 and 2023 was $67.90 and $59.62, respectively.

14. Stockholders' Equity
Preferred stock
Our Board of Directors may fix the relative rights and preferences of each series of preferred stock in a resolution of the Board of Directors.
Stock repurchase program
Under our stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program does not have an expiration date and may be limited, suspended or discontinued at any time without prior notice. Under the 2024 Credit Agreement, we have certain restrictions, as defined, on our ability to repurchase shares of our common stock, which are summarized on page 56 in this report.
We account for purchases of treasury stock under the cost method. On December 1, 2025, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by expanding the total capacity under the program from $800.0 million to $1.0 billion available for repurchases.
During the year ended December 31, 2025, we repurchased an aggregate of 3,337,844 shares for $214.0 million. The remaining amount available to purchase stock under the approved stock repurchase program was $960.6 million as of December 31, 2025.

2025 Form 10-K	103

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Changes in accumulated other comprehensive (loss) income by component
The changes in accumulated other comprehensive (loss) income by component, consisted of the following:

	Years ended December 31,
(in thousands)	2025	2024	2023
Accumulated other comprehensive (loss) income, beginning of period	$(4,869)	$(1,688)	$8,938
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income balance, beginning of period	$7,799	$8,158	$23,833
Other comprehensive (loss) income before reclassifications, net of tax effects of $(709), $(5,080) and $201	(4,989)	14,047	(271)
Amounts reclassified from accumulated other comprehensive (loss) income	(5,666)	(19,613)	(20,806)
Tax expense included in provision for income taxes	709	5,207	5,402
Total amounts reclassified from accumulated other comprehensive (loss) income	(4,957)	(14,406)	(15,404)
Net current-period other comprehensive loss	(9,946)	(359)	(15,675)
Accumulated other comprehensive (loss) income balance, end of period	$(2,147)	$7,799	$8,158
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(12,668)	$(9,846)	$(14,895)
Translation adjustment	8,867	(2,822)	5,049
Accumulated other comprehensive loss balance, end of period	(3,801)	(12,668)	(9,846)
Accumulated other comprehensive loss, end of period	$(5,948)	$(4,869)	$(1,688)

15. Defined Contribution Plan
We have a defined contribution 401(k) plan (the "401K Plan") covering substantially all employees. Employees were able to contribute between 1% and 75% of their salaries in 2025, 2024 and 2023. We match 50% of qualified employees’ contributions up to 6% of their salary. The 401K Plan also provides for additional employer contributions to be made at our discretion. Total matching contributions to the 401K Plan for the years ended December 31, 2025, 2024 and 2023 were $6.7 million, $8.2 million and $7.8 million, respectively.
There were no discretionary contributions by us to the 401K Plan in 2025, 2024 and 2023.

104	2025 Form 10-K

Blackbaud, Inc.
Notes to Consolidated Financial Statements

16. Segment Information
We have one operating segment and one reportable segment. Our chief operating decision maker is our chief executive officer ("CEO"), who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about our revenue, for purposes of making decisions about assessing financial performance and allocating resources. Our CEO considers costs of revenue, sales, marketing and customer success, research and development, and general and administrative expense categories on our consolidated statements of comprehensive income (loss) as significant. Our CEO uses consolidated operating margin and net income as the primary measures of profit or loss. These financial metrics are used by our CEO to make key operating decisions, such as the allocation of budget between costs of revenues and our different operating expense categories.
Our other segment items include amortization, interest expense, other income, net, and income tax provision (benefit) on our consolidated statements of comprehensive income (loss).
The following table presents long-lived assets by geographic region based on the location of the assets. For purposes of this disclosure, long-lived assets includes property and equipment, net and operating lease ROU assets.

	Years ended December 31,
(dollars in thousands)	2025	2024
United States	$80,786	$117,582
Other countries	8,920	898
Total long-lived assets	$89,706	$118,480
See Note 17 to these consolidated financial statements for information about our revenues by geographic region.

17. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of December 31, 2025, approximately $1.3 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 50% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for which we recognize revenue at the amount to which we have the right to invoice for services performed (transactional revenue).
Contract balances
We did not have any contract assets as of December 31, 2025 and December 31, 2024. Our closing balances of deferred revenue were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Total deferred revenue	$371,764	$360,561
The increase in deferred revenue during 2025 was primarily due to billings related to contract renewals and new subscription sales of our cloud solutions. Historically, due to the timing of customer budget cycles, we have an increase in customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter. The amount of revenue recognized during 2025 that was included in the deferred revenue balance at the beginning of the period was approximately $344 million. The amount of revenue recognized during 2025 from performance obligations satisfied in prior periods was insignificant.

2025 Form 10-K	105

Blackbaud, Inc.
Notes to Consolidated Financial Statements
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the location of our customers:

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
United States	$953,044	$987,664	$947,228
United Kingdom	108,750	104,029	100,833
Other countries	66,571	62,931	59,019
Total revenue(1)	$1,128,365	$1,154,624	$1,107,080
(1)The decrease in total revenue from 2024 to 2025 was primarily due to our sale of EVERFI on December 31, 2024.
The following table presents our revenue by type:

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
Contractual recurring	$721,820	$774,540	$740,152
Transactional recurring	384,341	353,703	333,016
Total recurring revenue	$1,106,161	$1,128,243	$1,073,168
One-time services and other	22,204	26,381	33,912
Total revenue(1)	$1,128,365	$1,154,624	$1,107,080
(1)The decrease in total revenue from 2024 to 2025 was primarily due to our sale of EVERFI on December 31, 2024.
Significant customer
Our largest single customer accounted for less than 1% of our 2025 consolidated revenue.

106	2025 Form 10-K

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended December 31, 2025 with respect to our operations that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8 of this Annual Report on Form 10-K.

2025 Form 10-K	107

Blackbaud, Inc.
ITEM 9B. OTHER INFORMATION

Trading Plans Adopted or Terminated
The following table provides information about trading arrangements adopted or terminated by certain of our officers and directors during the three months ended December 31, 2025.

						Trading arrangement(1)		Aggregate number of securities to be sold under plan
Name and Title	Action	Date of Adoption	Plan effective date	Plan end date	Plan duration (months)	Rule 10b5-1	Non-Rule 10b5-1
Michael P. Gianoni Chief Executive Officer, President and Vice Chairman of the Board	Adoption	11/25/25	2/24/26	2/26/27	Twelve	X		60,000
Chad M. Anderson Executive Vice President and Chief Financial Officer	Adoption	11/19/25	2/20/26	12/31/26	Ten	X		11,216
Kevin P. Gregoire Executive Vice President and Chief Operating Officer	Adoption	11/26/25	2/25/26	2/26/27	Twelve	X		32,000
Kevin R. McDearis Executive Vice President and Chief Technology Officer	Adoption	11/25/25	2/24/26	4/30/26	Two	X		36,626	(2)
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
(2)Includes a target quantity of Performance Share Awards which may be subject to a performance multiplier; therefore, the aggregate number of shares to be sold may be equal to, greater than or less than the target quantity.
None of our officers or directors adopted or terminated a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

108	2025 Form 10-K

Blackbaud, Inc.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Election of Directors,” “Information Regarding Meetings of the Board and Committees,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics and Code of Ethics” and "Insider Trading Arrangements and Policies" contained in Blackbaud’s Proxy Statement for the 2026 Annual Meeting of Stockholders expected to be held on June 10, 2026, except for "Information About Our Executive Officers" which is set forth in Part I of this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information under the captions "Director Compensation," “Executive Compensation,” “Compensation Discussion and Analysis,” “2025 Summary Compensation Table,” "CEO Pay Ratio" and "Pay Versus Performance" contained in Blackbaud’s Proxy Statement for the 2026 Annual Meeting of Stockholders expected to be held on June 10, 2026.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from information under the captions “Stock Ownership” and "Equity Compensation Plan Information" contained in Blackbaud’s Proxy Statement for the 2026 Annual Meeting of Stockholders expected to be held on June 10, 2026.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information under the captions “Transactions with Related Persons,” and “Independence of Directors” contained in Blackbaud’s Proxy Statement for the 2026 Annual Meeting of Stockholders expected to be held on June 10, 2026.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report,” contained in Blackbaud’s Proxy Statement for the 2026 Annual Meeting of Stockholders expected to be held on June 10, 2026.

2025 Form 10-K	109

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
3.Exhibits
The exhibits listed below are filed or incorporated by reference as part of this report:

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1		Agreement and Plan of Merger and Reincorporation dated April 6, 2004	S-1/A	4/6/2004	2.1
2.2		Unit Purchase Agreement, dated as of August 10, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.78
2.3		Amendment, Consent and Waiver, Agreement dated as of October 2, 2015, by and between Smart Tuition Holdings, LLC and Blackbaud, Inc.	8-K	10/8/2015	10.79
3.1		Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	DEF 14A	4/30/2009
3.1.1		Amendment to the Amended and Restated Certificate of Incorporation of Blackbaud, Inc.	10-Q	7/31/2024	3.1.1
3.2		Amended and Restated Bylaws of Blackbaud, Inc. dated December 7, 2023	8-K	12/19/2025	3.1
4.1		Description of Capital Stock				X
10.1	†	Form of Employment Agreement between Blackbaud, Inc. and each of Anthony W. Boor and Kevin W. Mooney	10-K	2/27/2013	10.65
10.2	†	Form of Employment Agreement between Blackbaud, Inc. and Jon W. Olson	10-K	2/27/2013	10.65
10.3		Lease Agreement dated May 16, 2016 between BBHQ1, LLC (a subsidiary of Blackbaud, Inc.) and HPBB1, LLC	10-Q	8/4/2016	10.84
10.4		First Amendment to Lease Agreement, dated as of August 22, 2016, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	11/4/2016	10.87

110	2025 Form 10-K

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.5		Second Amendment to Lease Agreement, dated as of May 18, 2017, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-K	2/20/2018	10.93
10.6		Third Amendment to Lease Agreement, dated as of December 11, 2017, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-K	2/20/2018	10.94
10.7		Fourth Amendment to Lease Agreement, dated as of February 28, 2018, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	5/4/2018	10.95
10.8	†	Form of Employee Agreement between Blackbaud, Inc. and Kevin P. Gregoire	10-Q	5/3/2019	10.97
10.9		Fifth Amendment to Lease Agreement, dated as of February 18, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.1
10.10		Sixth Amendment to Lease Agreement, dated as of March 17, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.2
10.11		Seventh Amendment to Lease Agreement, dated as of April 14, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.3
10.12		Eighth Amendment to Lease Agreement, dated as of May 26, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.4
10.13		Ninth Amendment to Lease Agreement, dated as of June 8, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.5
10.14		Tenth Amendment to Lease Agreement, dated as of June 26, 2020, between HPBB1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	8/4/2020	10.7
10.15		Eleventh Amendment to Lease Agreement, dated as of August 13, 2020, between BBHQ1, LLC and BBHQ1, LLC (a subsidiary of Blackbaud, Inc.)	10-Q	11/3/2020	10.3
10.16		Amended and Restated Credit Agreement, dated as of October 30, 2020, by and among Blackbaud, Inc., and certain of its subsidiaries, as Borrowers, the lenders referred to therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender, PNC Bank, National Association, as Syndication Agent, and Regions Bank, BBVA USA and Fifth Third Bank, National Association, as Co-Documentation Agents, with BofA Securities, Inc., PNC Bank, National Association, Regions Capital Markets, BBVA USA and Fifth Third Bank, National Association as Joint Lead Arrangers and Joint Bookrunners	10-Q	11/3/2020	10.4
10.17		Amended and Restated Pledge Agreement, dated as of October 30, 2020, by Blackbaud, Inc. in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of itself and the secured parties referred to therein	10-Q	11/3/2020	10.5

2025 Form 10-K	111

Blackbaud, Inc.

			Filed In
Exhibit Number		Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.18	†	Form of Employment Agreement between Blackbaud, Inc. and Kevin McDearis	10-Q	5/4/2021	10.1
10.19		LIBOR Transition Amendment, dated as of September 20, 2021, between Blackbaud, Inc. and Bank of America, N.A.	10-Q	11/4/2021	10.1
10.20		First Incremental Term Loan Agreement, dated as of December 31, 2021, by and among Blackbaud, Inc., the lenders party thereto and Bank of America N.A., as administrative agent	8-K	1/3/2022	10.1
10.21		First Amendment to Credit Agreement, dated as of January 31, 2022, by and among Blackbaud, Inc., the lenders party thereto and Bank of America N.A., as administrative agent	8-K	2/3/2022	10.1
10.22		LIBOR Transition Amendment, dated as of August 26, 2022, between Blackbaud, Inc. and Bank of America, N.A.	10-Q	3/1/2022	10.2
10.23		Consent Agreement, dated as of January 23, 2023, between Blackbaud, Inc. and Bank of America, N.A.	10-K	2/24/2023	10.30
10.24		Form of Retention Agreement dated as of April 24, 2023 between Blackbaud, Inc. and each of Anthony W. Boor, David J. Benjamin, Kevin P. Gregoire, Kevin R. McDearis, Kevin W. Mooney and Jon W. Olson.	10-Q	5/4/2023	10.1
10.25		Relocation Agreement dated June 8, 2023 between Blackbaud, Inc. and David J. Benjamin.	8-K	6/12/2023	10.1
10.26		Third Amendment to Credit Agreement, dated as of April 30, 2024, by and among Blackbaud, Inc., the lenders party thereto and Bank of America N.A., as administrative agent.	10-Q	5/1/2024	10.1
10.27	†	Amended and Restated Blackbaud, Inc. 2016 Equity and Incentive Compensation Plan.	DEF 14A	4/22/2025	Appendix B
10.28	†	Amended and Restated Employment and Noncompetition Agreement dated December 17, 2025 between Blackbaud, Inc. and Michael P. Gianoni.	8-K	12/22/2025	10.1

112	2025 Form 10-K

Blackbaud, Inc.

Filed In
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
19.1	Blackbaud, Inc. Insider Trading Policy and Guidelines for Certain Securities Transactions	10-K	2/21/2025	19.1
21.1	Subsidiaries of Blackbaud, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
23.3	Consent of Sidley Austin LLP	8-K	1/10/2025	5.1
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Blackbaud, Inc. Executive Incentive Compensation Clawback Policy	10-K	2/21/2024	97.1
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

†	Indicates management contract or compensatory plan, contract or arrangement.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

2025 Form 10-K	113

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackbaud, Inc.

Signed:	February 18, 2026	/S/ MICHAEL P. GIANONI
Chief Executive Officer, President and Vice Chairman of the Board
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

/S/	MICHAEL P. GIANONI	Chief Executive Officer, President and Vice Chairman of the Board (Principal Executive Officer)	Date:	February 18, 2026
Michael P. Gianoni

/S/	CHAD M. ANDERSON	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	February 18, 2026
Chad M. Anderson

/S/	ANDREW M. LEITCH	Chairman of the Board of Directors	Date:	February 18, 2026
Andrew M.. Leitch

/S/	DENEEN DEFIORE	Director	Date:	February 18, 2026
Deneen DeFiore

/S/	RUPAL S. HOLLENBECK	Director	Date:	February 18, 2026
Rupal S. Hollenbeck

/S/	D. ROGER NANNEY	Director	Date:	February 18, 2026
D. Roger Nanney

/S/	BRADLEY L. PYBURN	Director	Date:	February 18, 2026
Bradley L. Pyburn

/S/	KRISTIAN P. TALVITIE	Director	Date:	February 18, 2026
Kristian P. Talvitie

114	2025 Form 10-K