Form 10-Q
period 2026-03-31
BLACKBAUD INC
filed 2026-04-29
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of April 27, 2026 was 45,932,106.

First Quarter 2026 Form 10-Q	1

Blackbaud, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the documents incorporated herein by reference, contains forward-looking statements that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These "forward-looking statements" are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build and grow our domestic and international businesses, our operating results, our ability to successfully integrate developed and acquired businesses and technologies, including artificial intelligence ("AI"), the effect of our stock repurchase program, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock-based compensation, the sufficiency of our capital resources, our ability to meet our ongoing debt and obligations as they become due, cybersecurity and data protection risks and related liabilities, and current or potential legal proceedings involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “believes,” “seeks,” “expects,” “may,” “might,” “should,” “intends,” “could,” “would,” “likely,” “will,” “targets,” “plans,” “anticipates,” “aims,” “projects,” “estimates” or any variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Accordingly, they should not be viewed as assurances of future performance, and actual results may differ materially and adversely from those expressed in any forward-looking statements.
Important factors that could cause actual results to differ materially from our expectations expressed in forward-looking statements include, but are not limited to, those summarized elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other filings made with the United States Securities & Exchange Commission ("SEC"). Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

2	First Quarter 2026 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$34,096	$38,914
Restricted cash	418,671	720,061
Accounts receivable, net of allowance of $5,924 and $5,876 at March 31, 2026 and December 31, 2025, respectively	75,691	80,517
Customer funds receivable	7,605	1,308
Prepaid expenses and other current assets	106,158	89,290
Total current assets	642,221	930,090
Property and equipment, net	85,053	85,076
Software development costs, net	156,628	155,842
Goodwill	1,055,777	1,056,815
Intangible assets, net	99,279	106,654
Other assets	70,340	56,205
Total assets	$2,109,298	$2,390,682
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$46,884	$27,344
Accrued expenses and other current liabilities	37,515	43,272
Due to customers	425,124	719,833
Debt, current portion	23,160	22,660
Deferred revenue, current portion	333,996	368,986
Total current liabilities	866,679	1,182,095
Debt, net of current portion	1,163,182	1,087,037
Deferred tax liability	27,333	21,981
Deferred revenue, net of current portion	6,054	2,778
Other liabilities	11,496	11,737
Total liabilities	2,074,744	2,305,628
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 74,015,631 and 72,312,354 shares issued at March 31, 2026 and December 31, 2025, respectively; 46,297,968 and 46,705,325 shares outstanding at March 31, 2026 and December 31, 2025, respectively	74	72
Additional paid-in capital	1,415,521	1,391,641
Treasury stock, at cost; 27,717,663 and 25,607,029 shares at March 31, 2026 and December 31, 2025, respectively	(1,423,843)	(1,316,224)
Accumulated other comprehensive loss	(3,850)	(5,948)
Retained earnings	46,652	15,513
Total stockholders’ equity	34,554	85,054
Total liabilities and stockholders’ equity	$2,109,298	$2,390,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Quarter 2026 Form 10-Q	3

Blackbaud, Inc. Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands, except per share amounts)	Three months ended March 31,
	2026	2025
Revenue	$281,140	$269,936
Cost of revenue	114,581	114,815
Gross profit	166,559	155,121
Operating expenses
Sales, marketing and customer success	47,349	44,644
Research and development	36,916	33,559
General and administrative	30,261	56,679
Amortization of intangible assets	588	534
Total operating expenses	115,114	135,416
Income from operations	51,445	19,705
Interest expense	(16,036)	(16,945)
Other income, net	2,396	2,105
Income before provision for income taxes	37,805	4,865
Income tax provision	6,666	542
Net income	$31,139	$4,323
Earnings per share
Basic	$0.68	$0.09
Diluted	$0.67	$0.09
Common shares and equivalents outstanding
Basic weighted average shares	45,562,304	48,429,061
Diluted weighted average shares	46,351,379	49,445,079
Other comprehensive income (loss)
Foreign currency translation adjustment	$(1,480)	$3,259
Unrealized gain (loss) on derivative instruments, net of tax	3,578	(6,692)
Total other comprehensive income (loss)	2,098	(3,433)
Comprehensive income	$33,237	$890

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	First Quarter 2026 Form 10-Q

Blackbaud, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$31,139	$4,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,551	21,647
Net provision for credit losses and sales returns	1,128	788
Stock-based compensation expense	23,880	22,170
Deferred taxes	4,257	(221)
Amortization of deferred financing costs and discount	486	699
Other non-cash adjustments	—	(5,384)
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	3,613	4,770
Prepaid expenses and other assets	(18,048)	(5,192)
Trade accounts payable	19,258	(4,651)
Accrued expenses and other liabilities	(3,186)	(8,134)
Deferred revenue	(31,619)	(29,427)
Net cash provided by operating activities	51,459	1,388
Cash flows from investing activities
Purchase of property and equipment	(1,668)	(688)
Capitalized software development costs	(12,798)	(12,970)
Cash used in disposition of business	—	(12,235)
Net cash used in investing activities	(14,466)	(25,893)
Cash flows from financing activities
Proceeds from issuance of debt	139,900	216,200
Payments on debt	(74,968)	(85,523)
Employee taxes paid for withheld shares upon equity award settlement	(25,112)	(37,948)
Change in due to customers	(294,090)	(320,248)
Change in customer funds receivable	(6,395)	(2,483)
Purchase of treasury stock, including excise tax payments	(82,103)	(100,030)
Net cash used in financing activities	(342,768)	(330,032)
Effect of exchange rate on cash, cash equivalents and restricted cash	(433)	1,668
Net decrease in cash, cash equivalents and restricted cash	(306,208)	(352,869)
Cash, cash equivalents and restricted cash, beginning of period	758,975	809,512
Cash, cash equivalents and restricted cash, end of period	$452,767	$456,643
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the condensed consolidated statements of cash flows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$34,096	$38,914
Restricted cash	418,671	720,061
Total cash, cash equivalents and restricted cash in the statement of cash flows	$452,767	$758,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Quarter 2026 Form 10-Q	5

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(dollars in thousands)	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	72,312,354	$72	(25,607,029)	$(1,316,224)	$1,391,641	$(5,948)	$15,513	$85,054
Net income	—	—	—	—	—	—	31,139	31,139
Purchase of treasury shares under stock repurchase program, inclusive of excise tax	—	—	(1,601,057)	(82,507)	—	—	—	(82,507)
Vesting of restricted stock units	1,032,903	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(509,577)	(25,112)	—	—	—	(25,112)
Stock-based compensation	—	—	—	—	23,880	—	—	23,880
Restricted stock grants	684,889	2	—	—	—	—	—	2
Restricted stock cancellations	(14,515)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,098	—	2,098
Balance at March 31, 2026	74,015,631	$74	(27,717,663)	$(1,423,843)	$1,415,521	$(3,850)	$46,652	$34,554

(dollars in thousands)	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	70,943,373	$71	(21,697,785)	$(1,060,348)	$1,291,442	$(4,869)	$(99,457)	$126,839
Net income	—	—	—	—	—	—	4,323	4,323
Purchase of treasury shares under stock repurchase program, inclusive of excise tax	—	—	(1,513,022)	(100,425)	—	—	—	(100,425)
Vesting of restricted stock units	1,023,958	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(532,179)	(37,948)	—	—	—	(37,948)
Stock-based compensation	—	—	—	—	28,120	—	—	28,120
Restricted stock grants	299,136	1	—	—	—	—	—	1
Restricted stock cancellations	(8,166)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(3,433)	—	(3,433)
Balance at March 31, 2025	72,258,301	$72	(23,742,986)	$(1,198,721)	$1,319,562	$(8,302)	$(95,134)	$17,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	First Quarter 2026 Form 10-Q

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

2. Basis of Presentation
Unaudited condensed consolidated interim financial statements
The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the condensed consolidated balance sheets, condensed consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These unaudited, condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, and other forms filed with the SEC from time to time.
Reclassifications
In order to provide comparability between periods presented, our “operating lease right-of-use assets“ line has been combined within “other assets" in the previously reported condensed consolidated balance sheets to conform to the presentation of the current period. Similarly, "operating lease liabilities, net of current portion" has been combined within "other liabilities" in the previously reported condensed consolidated balance sheets to conform to the presentation of the current period.
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

First Quarter 2026 Form 10-Q	7

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
Summary of significant accounting policies
There have been no material changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2026	2025
Numerator:
Net income	$31,139	$4,323
Denominator:
Weighted average common shares	45,562,304	48,429,061
Add effect of dilutive securities:
Restricted stock and units	789,075	1,016,018
Weighted average common shares assuming dilution	46,351,379	49,445,079
Earnings per share
Basic	$0.68	$0.09
Diluted	$0.67	$0.09

Anti-dilutive shares excluded from calculations of diluted earnings per share	1,551,926	633,805

8	First Quarter 2026 Form 10-Q

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
Recurring fair value measurements
Financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair value as of March 31, 2026
Financial assets:
Interest rate swaps	$—	$1,805	$—	$1,805
Foreign currency forward contracts	—	692	—	692
Total financial assets	$—	$2,497	$—	$2,497

Fair value as of March 31, 2026
Financial liabilities:
Interest rate swaps	$—	$140	$—	$140
Total financial liabilities	$—	$140	$—	$140

Fair value as of December 31, 2025
Financial assets:
Interest rate swaps	$—	$501	$—	$501
Foreign currency forward contracts	—	77	—	77
Total financial assets	$—	$578	$—	$578

Fair value as of December 31, 2025
Financial liabilities:
Interest rate swaps	$—	$3,257	$—	$3,257
Foreign currency forward contracts	—	265	—	265
Total financial liabilities	$—	$3,522	$—	$3,522
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

First Quarter 2026 Form 10-Q	9

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
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at March 31, 2026 and December 31, 2025, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at March 31, 2026 and December 31, 2025, as the debt bears interest rates that approximate market value. As SOFR rates are observable at commonly quoted intervals, our debt under the 2024 Credit Facilities (as defined below) is classified within Level 2 of the fair value hierarchy. The fair value of our fixed rate debt does not exceed the carrying amount.
We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the three months ended March 31, 2026.
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
There were no significant non-recurring fair value adjustments during the three months ended March 31, 2026.

5. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	March 31, 2026	December 31, 2025
Restricted cash due to customers	$417,519	$718,525
Real estate escrow balances and other	1,152	1,536
Total restricted cash	$418,671	$720,061

10	First Quarter 2026 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Prepaid expenses and other assets

(dollars in thousands)	March 31, 2026	December 31, 2025
Costs of obtaining contracts(1)(2)	$55,861	$56,002
Prepaid software maintenance and subscriptions(3)	52,752	31,014
Taxes, prepaid and receivable	12,091	11,871
Implementation costs for cloud computing arrangements, net(4)(5)	10,667	11,055
Unbilled accounts receivable	9,875	8,763
Operating lease right-of-use assets	6,746	4,630
Prepaid insurance	5,123	2,164
Investment in equity securities(6)	4,943	4,943
Derivative instruments	2,497	578
Other assets	15,943	14,475
Total prepaid expenses and other assets	176,498	145,495
Less: Long-term portion	70,340	56,205
Prepaid expenses and other current assets	$106,158	$89,290
(1)Amortization expense from costs of obtaining contracts was $5.2 million and $5.0 million for the three months ended March 31, 2026 and 2025, respectively.
(2)The current portion of costs of obtaining contracts as of March 31, 2026 and December 31, 2025 was $18.6 million and $18.5 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of March 31, 2026 and December 31, 2025 was $41.2 million and $30.4 million, respectively.
(4)These costs primarily relate to the multi-year implementations of our global enterprise resource planning, customer relationship management systems and other cloud-based systems.
(5)Amortization expense from capitalized cloud computing implementation costs was insignificant for the three months ended March 31, 2026 and 2025. Accumulated amortization for these costs was $12.7 million and $14.0 million as of March 31, 2026 and December 31, 2025, respectively.
(6)Represents a strategic investment that did not result in Blackbaud having significant influence over the investee.

First Quarter 2026 Form 10-Q	11

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accrued expenses and other liabilities

(dollars in thousands)	March 31, 2026	December 31, 2025
Taxes payable	$10,722	$9,945
Customer credit balances	8,432	9,975
Operating lease liabilities	8,113	6,164
Accrued commissions and salaries	3,562	3,849
Accrued health care costs	3,349	3,173
Unrecognized tax benefit	3,215	3,051
Accrued vacation costs	2,768	2,462
Accrued transaction-based costs related to payments services	431	2,775
Derivative instruments	140	3,522
Other liabilities	8,279	10,093
Total accrued expenses and other liabilities	49,011	55,009
Less: Long-term portion	11,496	11,737
Accrued expenses and other current liabilities	$37,515	$43,272
Other income, net

	Three months ended March 31,
(dollars in thousands)	2026	2025
Interest income	$1,679	$1,655
Currency revaluation losses	(166)	(877)
Other income, net	883	1,327
Other income, net	$2,396	$2,105

6. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Credit facility:
Revolving credit loans	$356,800	$286,400	5.66%	5.50%
Term loans	765,000	770,000	5.46%	5.21%
Real estate loans	52,884	53,352	5.23%	5.23%
Other debt	14,493	691	7.70%	9.13%
Total debt	1,189,177	1,110,443	5.54%	5.29%
Less: Unamortized discount and debt issuance costs	2,835	746
Less: Debt, current portion	23,160	22,660	5.84%	5.49%
Debt, net of current portion	$1,163,182	$1,087,037	5.53%	5.28%
2024 Credit Facilities
In April 2024, we entered into a five-year $1.5 billion senior credit facility (the "2024 Credit Facilities"). At March 31, 2026, we were in compliance with our debt covenants under the 2024 Credit Facilities.

12	First Quarter 2026 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the seller’s obligations under two senior secured notes with a then-aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). The Real Estate Loans require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038. At March 31, 2026, we were in compliance with our debt covenants under the Real Estate Loans.
Other debt
From time to time, we enter into third-party financing agreements for purchases of software and related services for our internal use. Generally, the agreements are non-interest-bearing notes requiring periodic payments. Interest associated with the notes is imputed at the rate we would incur for amounts borrowed under our then-existing credit facility at the inception of the notes.
The following table summarizes our currently effective supplier financing agreements as of March 31, 2026:

(dollars in thousands)	Term in Months	Number of Payments	First Payment Due	Original Loan Value
Effective dates of agreements (1):
April 2024	36	3	May 2024	$2,073
January 2026	60	7	October 2026	13,802
(1)Represent noncash investing and financing transactions during the periods indicated as we purchased software and services by assuming directly related liabilities.
The changes in supplier financing obligations during the three months ended March 31, 2026, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2025	$691
Additions	13,802
Balance at March 31, 2026	$14,493

7. Derivative Instruments
We generally use derivative instruments to manage our interest rate and foreign currency exchange risk. We currently have derivatives classified as cash flow hedges and net investment hedges. We do not enter into any derivatives for trading or speculative purposes.
All of our derivative instruments are governed by International Swap Dealers Association, Inc. master agreements with our counterparties. As of March 31, 2026 and December 31, 2025, we have presented the fair value of our derivative instruments at the gross amounts in the unaudited, condensed consolidated balance sheets as the gross fair values of our derivative instruments equaled their net fair values.
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
In February 2026, we entered into an additional forward-starting interest rate swap agreement with a notional value of $100.0 million with effective dates beginning in August 2026 through February 2029 (the "February 2026 Swap Agreement"). We designated the February 2026 Swap Agreement as a cash flow hedge at the inception of the contract.
As of March 31, 2026 and December 31, 2025, the aggregate notional values of the interest rate swaps were $800.0 million and $700.0 million, respectively. All of the contracts have maturities on or before February 2029.

First Quarter 2026 Form 10-Q	13

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian Dollar ("CAD") against changes in the exchange rate with the United States Dollar ("USD"). We designated each of these foreign currency forward contracts as cash flow hedges at the inception of the contracts. As of March 31, 2026 and December 31, 2025, the aggregate notional values of the foreign currency forward contracts designated as cash flow hedges that we held to buy USD in exchange for Canadian Dollars were $34.3 million CAD and $32.9 million CAD, respectively. All of the contracts have maturities of 12 months or less.
Net investment hedges
We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds ("GBP") into USD. We designated each of these foreign currency forward contracts as net investment hedges at the inception of the contracts. As of March 31, 2026 and December 31, 2025, the aggregate notional values of the foreign currency forward contracts designated as net investment hedges to reduce the volatility of the U.S. dollar value of a portion of our GBP-denominated investments was £13.5 million and £12.0 million, respectively.
The fair values of our derivative instruments were as follows as of:

		Asset derivatives			Liability derivatives
(dollars in thousands)	Balance sheet location	March 31, 2026	December 31, 2025	Balance sheet location	March 31, 2026	December 31, 2025
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$777	$239	Accrued expenses and other current liabilities	$—	$—
Foreign currency forward contracts, current portion	Prepaid expenses and other current assets	$692	$77	Accrued expenses and other current liabilities	$—	$265
Interest rate swaps, long-term	Other assets	1,028	262	Other liabilities	140	3,257
Total derivative instruments designated as hedging instruments		$2,497	$578		$140	$3,522

14	First Quarter 2026 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The effects of derivative instruments in cash flow and net investment hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive loss as of	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Gain reclassified from accumulated other comprehensive loss into income
(dollars in thousands)	March 31, 2026		Three months ended March 31, 2026
Cash Flow Hedges
Interest rate swaps	$1,665	Interest expense	$386
Foreign currency forward contracts	$371	Revenue	$(41)
Net Investment Hedges
Foreign currency forward contracts	$321		$—

	March 31, 2025		Three months ended March 31, 2025
Cash Flow Hedges
Interest rate swaps	$2,798	Interest expense	$919
Foreign currency forward contracts	$615	Revenue	$296
Net Investment Hedges
Foreign currency forward contracts	$(160)		$—
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Excluding net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) and related tax effects are reclassified from accumulated other comprehensive income (loss) to current earnings. For net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to translation adjustment, a component of accumulated other comprehensive income (loss), and recognized in earnings only when the hedged GBP investment is liquidated. The estimated accumulated other comprehensive income as of March 31, 2026 that is expected to be reclassified into earnings within the next twelve months is $1.6 million. There were no ineffective portions of our interest rate swap or foreign currency forward derivatives during the three months ended March 31, 2026 and 2025. See Note 10 to these unaudited, condensed consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component. We classify cash flows related to derivative instruments as operating activities in the unaudited, condensed consolidated statements of cash flows.

8. Commitments and Contingencies
Leases
We have operating leases for corporate offices and subleased offices. As of March 31, 2026, we did not have any operating leases that had not yet commenced.
Lease costs for the three months ended March 31, 2026 and 2025 were insignificant. As a result, we have not presented a tabular summary of the components of lease costs for the period.
"Operating lease right-of-use assets" are included within "other assets" in our unaudited, condensed consolidated balance sheets. "Operating lease liabilities, current portion" are included in "accrued expenses and other current liabilities," while "operating lease liabilities, net of current portion" are included in "other liabilities" in our unaudited, condensed consolidated balance sheets. See Note 5 to these unaudited, condensed consolidated financial statements for additional information.

First Quarter 2026 Form 10-Q	15

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
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of March 31, 2026, the remaining aggregate minimum purchase commitment under these arrangements was approximately $142.3 million through 2030.
We have a multi-year arrangement for third-party technology and related services, financed through a third-party installment arrangement, that requires fixed payments through April 2030. See discussion of "Other debt" at Note 6 to these unaudited, condensed consolidated financial statements for additional information.
Solution and service indemnifications
In the ordinary course of business, we provide certain indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our solutions or services. We have not identified any losses that might be covered by these indemnifications.
Legal proceedings
We are subject to legal proceedings and claims that arise in the ordinary course of business, as well as certain other non-ordinary course proceedings, claims and investigations. We make a provision for a loss contingency when it is both probable that a material liability has been incurred and the amount of the loss can be reasonably estimated. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For proceedings in which an unfavorable outcome is reasonably possible but not probable and an estimate of the loss or range of losses arising from the proceeding can be made, we disclose such an estimate, if material. If such a loss or range of losses is not reasonably estimable, we disclose that fact. We review any such loss contingency provisions at least quarterly and adjust them to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. We recognize insurance recoveries, if any, when they are probable of receipt. All associated costs due to third-party service providers and consultants, including legal fees, are expensed as incurred. We have determined as of March 31, 2026, that no provision for liability nor disclosure is required related to any pending or anticipated legal proceeding or claim against us because (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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

9. Income Taxes
Our income tax provision and effective income tax rates, including the effects of period-specific events, were:

	Three months ended March 31,
(dollars in thousands)	2026	2025
Income tax provision	$6,666	$542
Effective income tax rate	17.6%	11.1%
The increase in our effective income tax rate for the three months ended March 31, 2026 when compared to the same period in 2025 was primarily due to an increase in pre-tax book income.

16	First Quarter 2026 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The legislation makes permanent certain provisions of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and restoring immediate expensing of research and development expenditures for activities performed within the United States. Under ASC 740, we recognized the impact of the first phase of the law in the third quarter of 2025 and continue to recognize its impacts in 2026. The impacts of OBBBA on our deferred tax assets continue to result in a net downward adjustment of the valuation allowance. We currently expect a material impact from future phases in fiscal years 2026 and 2027, but not beyond.

10. Stockholders' Equity
Stock repurchase program
Under our stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program does not have an expiration date and may be limited, suspended or discontinued at any time without prior notice. Under the 2024 Credit Agreement, we have restrictions on our ability to repurchase shares of our common stock, which are summarized on page 36 in this report.
We account for purchases of treasury stock under the cost method. On December 1, 2025, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by expanding the total capacity under the program to $1.0 billion available for repurchases.
During the three months ended March 31, 2026, we repurchased an aggregate of 1,601,057 shares for $82.1 million. The remaining amount available to purchase stock under the approved stock repurchase program was $878.5 million as of March 31, 2026.
Changes in accumulated other comprehensive loss by component
The changes in accumulated other comprehensive loss by component, consisted of the following:

	Three months ended March 31,
(in thousands)	2026	2025
Accumulated other comprehensive loss, beginning of period	$(5,948)	$(4,869)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive (loss) income balance, beginning of period	$(2,147)	$7,799
Other comprehensive income (loss) before reclassifications, net of tax effects of $(649) and $2,763	4,572	(2,714)
Amounts reclassified from accumulated other comprehensive (loss) income	(345)	(1,215)
Tax benefit included in provision for income taxes	(649)	(2,763)
Total amounts reclassified from accumulated other comprehensive (loss) income	(994)	(3,978)
Net current-period other comprehensive income (loss)	3,578	(6,692)
Accumulated other comprehensive income balance, end of period	$1,431	$1,107
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(3,801)	$(12,668)
Translation adjustment	(1,480)	3,259
Accumulated other comprehensive loss balance, end of period	(5,281)	(9,409)
Accumulated other comprehensive loss, end of period	$(3,850)	$(8,302)

First Quarter 2026 Form 10-Q	17

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

12. Revenue Recognition
Transaction price allocated to the remaining performance obligations
As of March 31, 2026, approximately $1.4 billion of revenue under contract is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 45% of these remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for which we recognize revenue at the amount to which we have the right to invoice for services performed (transactional revenue).
Contract balances
Our closing balances of deferred revenue were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Total deferred revenue	$340,050	$371,764
The decrease in deferred revenue during the three months ended March 31, 2026 was primarily due to a seasonal decrease in customer contract billings. Historically, due to the timing of customer budget cycles, we have an increase in billings and customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter. The amount of revenue recognized during the three months ended March 31, 2026 that was included in the deferred revenue balance at the beginning of the period was approximately $161 million. The amount of revenue recognized during the three months ended March 31, 2026 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the location of our customers:

	Three months ended March 31,
(dollars in thousands)	2026	2025
United States	$233,095	$228,492
United Kingdom	29,550	26,122
Other countries	18,495	15,322
Total revenue	$281,140	$269,936

18	First Quarter 2026 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents our revenue by type:

	Three months ended March 31,
(dollars in thousands)	2026	2025
Contractual recurring	$182,314	$175,465
Transactional recurring	94,171	87,860
Total recurring revenue	$276,485	$263,325
One-time services and other	4,655	6,611
Total revenue	$281,140	$269,936

First Quarter 2026 Form 10-Q	19

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
Business Update
We delivered solid execution against our operating plan to start 2026, with a continued focus on efficiency and a strong pace of product innovation. AI initiatives remain an important area of emphasis—both in the capabilities we are delivering to customers and in the way we operate the business.
During the first quarter, we expanded the availability of AI‑enabled capabilities across our product portfolio and launched our first agentic AI solution, the Blackbaud fundraising development agent, into general availability. This solution is designed to assist fundraising teams by automating certain outreach and stewardship activities within existing workflows, using customer‑permissioned data and operating under defined governance and user controls.
The fundraising development agent is expected to be offered under a subscription pricing model. While commercialization remains in the early stages, we currently anticipate that annual subscription pricing would generally be in the tens of thousands of dollars, depending on customer size and use case. We expect this offering to be marketed both to existing customers as an incremental subscription and to prospective new customers as part of our broader product portfolio. We continue to evaluate customer adoption, operational impacts, and potential financial contributions as part of our ongoing planning and investment process.
Adoption of AI‑enabled functionality continued across portions of our customer base during the quarter. A significant portion of our Raiser’s Edge NXT customers utilize machine‑learning‑enabled donor prospecting capabilities, which leverage historical and behavioral data to support fundraising activities. These capabilities are supported by proprietary Blackbaud data, licensed datasets, benchmarking data, and other philanthropic datasets, all subject to our cybersecurity and data governance framework.
We recently disclosed that more than 20% of our renewing customers have elected to enter into four-year or longer contracts. To date in the current renewal cycle, we have seen an increasing number of customers request five-year contracts. We believe this reflects continued customer engagement with our solutions and our ability to support them and their missions into the future.
We also continued to apply AI internally to improve efficiency across engineering, marketing, customer success and the back office. During the quarter, our engineering teams increased their use of approved generative AI development tools to accelerate software development and issue remediation, contributing to productivity improvements and faster delivery of enhancements.

20	First Quarter 2026 Form 10-Q

Blackbaud, Inc.
(Unaudited)
In February 2026, we announced our intention to repurchase between 5% and 10% of our outstanding common stock as of December 31, 2025 during the course of 2026 under our stock repurchase program. During the three months ended March 31, 2026, we repurchased an aggregate of 1,601,057 shares for $82.1 million. Including net share settlement of employee stock compensation, these repurchases represent approximately 4.5% of our outstanding common stock as of December 31, 2025. As of March 31, 2026, $878.5 million remained available under our stock repurchase program. Over the long term, we expect stock repurchases to remain an important component of our capital allocation strategy, subject to market conditions, business performance, leverage considerations, and other factors. We anticipate utilizing at least 50% of our free cash flow from 2026 to 2030 for stock repurchases. See discussion of our Non‑GAAP Financial Measures below.
Financial Summary

Total revenue ($M)	Income from operations ($M)
YoY Growth (%)	YoY Growth (%)

Revenue increased by $11.2 million, during the three months ended March 31, 2026, when compared to the same period in 2025, driven largely by the following:

+	Increase in contractual recurring revenue of $6.8 million primarily related to the positive impact of our pricing initiatives and the demand of our cloud solutions.
+
Increase in transactional recurring revenue of $6.3 million primarily due to positive results related to pricing initiatives and, to a lesser extent, increases in volume for our Blackbaud Integrated Payments; also contributing to the increase in transactional recurring revenue during the three months ended March 31, 2026 was an increase related to fluctuations in foreign currency exchange rates of $1.3 million.

-	Decrease in one-time consulting revenue of $2.0 million, primarily due to fewer sales of implementation and customization services.

First Quarter 2026 Form 10-Q	21

Blackbaud, Inc.
(Unaudited)
Income from operations increased by $31.7 million, during the three months ended March 31, 2026, when compared to the same period in 2025, driven largely by the following:

+
Decrease in acquisition and disposition-related costs within general and administrative expenses of $25.0 million primarily related to our release from our lease for office space in Washington, DC, which occurred during February 2025 and did not reoccur in 2026

+	Increase in total revenue, as described above
+
Decrease in third-party contractor costs of $3.3 million primarily due to transition of work to employees in our Global Capability Center ("GCC") in Hyderabad, India, decreased use of outside contractors and completion of prior year investments, partially offset by an increase in investment in AI innovation

+
Decrease in Security Incident-related expenses of $2.2 million that occurred during 2025 that did not reoccur in 2026. For more information, see Note 11 to our audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on February 18, 2026.

+	Increase of $1.6 million due to the non recurrence of a first quarter 2025 contra expense for transition services associated with the EVERFI disposition in December 2024.
-	Increase in third-party software costs of $2.4 million related to internal solutions we use to run our business
-	Increase in stock-based compensation expense of $1.7 million primarily due to certain executive retirements
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

22	First Quarter 2026 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Gross dollar retention

Our recurring subscription contracts are typically for a term of three years at contract inception with standard three-year renewals thereafter. A key factor to our overall success is the renewal and expansion of our existing subscription agreements with our customers. Management uses gross dollar retention in analyzing our success at delighting our customers with innovative and cloud solutions. Gross dollar retention is defined as contracted annual recurring revenue ("CARR") divided by beginning CARR with a measurement period of twelve months. For the twelve months ended March 31, 2026, our gross dollar retention was approximately 92%. This gross dollar retention rate is relatively unchanged from our rate for the twelve months ended December 31, 2025. Changes in the amount of contractual annual recurring revenue up for renewal in a given period may impact absolute churn dollars even when customer renewal rates remain relatively consistent from year-to-year. We are continually investing in innovation, which we believe will support gross dollar retention over the long-term.
Balance sheet and cash flow
At March 31, 2026, our cash and cash equivalents were $34.1 million. Under the 2024 Credit Facilities, the carrying amount of our debt was $1.1 billion and our net leverage ratio was 2.67 to 1.00.
During the three months ended March 31, 2026, we generated $51.5 million in cash from operations, had a net increase in borrowings of $64.9 million, returned $82.1 million to stockholders by way of share repurchases, and had aggregate cash outlays of $14.5 million for purchases of property and equipment and capitalized software development costs.
On July 4, 2025, the United States enacted the OBBBA, which introduced significant changes to U.S. tax law. See Note 9 to our unaudited, condensed consolidated financial statements in this report for more information. OBBBA impacts meaningfully contributed to reducing U.S. cash taxes in 2025 and we expect to continue to see meaningful reductions to cash taxes through 2027. U.S. state OBBBA conformity considerations (which continue to evolve as the states address the new Federal tax legislation) and the phase-in of the OBBBA international tax provisions in 2026 may continue to affect this cash reduction.

First Quarter 2026 Form 10-Q	23

Blackbaud, Inc.
(Unaudited)

Results of Operations
Comparison of the three months ended March 31, 2026 and 2025
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
Our customers continue to prefer cloud subscription offerings with integrated AI, analytics, training and payment services. We intend to continue focusing on innovation, quality and integration of our cloud solutions, which we believe will drive future revenue growth.

24	First Quarter 2026 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Revenue increased by $11.2 million, or 4.2%, during the three months ended March 31, 2026, when compared to the same period in 2025. For a discussion of our changes in revenue, see "Revenue" above starting on page 21 in this report.
Cost of revenue decreased by $0.2 million, or 0.2%, during the three months ended March 31, 2026, when compared to the same period in 2025, driven primarily by the following:

-	Decrease in third-party contractor costs of $1.7 million primarily related to transition of work to employees in our GCC, decreased use of outside contractors and completion of prior year investments
-	Decrease in compensation costs of $1.5 million primarily due to a shift in resources from supporting cost of revenue to research and development
+	Increase in direct costs of revenue of $2.3 million primarily due to an increase in the volume of transactions for which we process payments and data center costs
Gross margin increased by 180 basis points for the three months ended March 31, 2026, when compared to the same period in 2025, due to the increase in revenue combined with the decrease in cost of revenue.
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
Sales, marketing and customer success expense during the three months ended March 31, 2026 was relatively in-line with the same period in 2025.
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

First Quarter 2026 Form 10-Q	25

Blackbaud, Inc.
(Unaudited)
We continue to make investments intended to delight our customers with innovative and secure cloud solutions, including AI technology. Research and development expenses increased by $3.4 million, or 10.0%, during the three months ended March 31, 2026, when compared to the same period in 2025. The increases in dollars and as a percentage of revenue were primarily driven by the following:

+
Increase in compensation costs of $3.7 million primarily due to a shift in resources from supporting cost of revenue to research and development, merit-based salary increases and increased engineering headcount to support our innovation focus

-
Decrease in third-party contractor costs of $1.9 million primarily related to transition of work to employees in our GCC and prior year investments ramping down, partially offset by an increase in investment in AI innovation

Not included in research and development expense for the three months ended March 31, 2026 and 2025 were $12.2 million and $12.4 million, respectively, of qualifying costs associated with software development activities that are required to be capitalized under GAAP, such as those for our cloud solutions. Qualifying capitalized development costs associated with our cloud solutions are subsequently amortized to cost of revenue over the related assets' estimated useful life, which generally range from two to seven years. We expect that the amount of software development costs capitalized will be relatively consistent in the near-term as we continue making investments in innovation, quality, security and the integration of our solutions, which we believe will drive long-term revenue growth.
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
General and administrative expense decreased by $26.4 million, or 46.6%, during the three months ended March 31, 2026, when compared to the same period in 2025. The decreases in dollars and as a percentage of revenue were primarily driven by the following:

-
Decrease in acquisition and disposition-related costs of $25.0 million primarily related to our release from our lease for office space in Washington, DC, which occurred during February 2025 and did not reoccur in 2026.

-
Decrease in Security Incident-related expenses of $2.2 million that occurred during 2025 that did not reoccur in 2026. For more information, see Note 11 to our audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on February 18, 2026.

+	Increase in third-party software costs of $1.7 million primarily related to internal solutions we use to run our business
+	Increase of $1.6 million due to the non recurrence of a first quarter 2025 contra expense for transition services associated with the EVERFI disposition in December 2024.
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

26	First Quarter 2026 Form 10-Q

Blackbaud, Inc.
(Unaudited)
The decrease in interest expense in dollars and as a percentage of total revenue during the three months ended March 31, 2026, when compared to the same period in 2025, was primarily due to a decrease in portfolio effective interest rate on relatively flat average daily borrowing. We currently expect interest expense for the full year 2026 to be approximately $62 million to $66 million. Our interest expense in connection with the variable rate portion of our outstanding debt could increase in a rising interest rate environment. See Note 7 to our unaudited, condensed consolidated financial statements in this report for more information regarding our derivative instruments, which we use to manage our variable interest rate risk, and Item 3. Quantitative and Qualitative Disclosures about Market Risk: Interest Rate Risk (below) for more information about our variable interest rate exposure and related risk.
Other Income, Net

Other income, net ($M)
Percentages indicate other income, net as a percentage of total revenue

Other income, net in dollars and as a percentage of total revenue during the three months ended March 31, 2026, was relatively consistent with the same period in 2025. See Note 5 to our unaudited, condensed consolidated financial statements in this report for more information regarding our other income.
Deferred Revenue
The table below compares the components of deferred revenue from our unaudited, condensed consolidated balance sheets:

(dollars in millions)	March 31, 2026	December 31, 2025	Change
Deferred revenue(1)	$340.1	$371.8	(8.5)%
Less: Long-term portion	6.1	2.8	117.9%
Current portion(1)	$334.0	$369.0	(9.5)%
(1)The individual amounts for each year may not sum to deferred revenue or current portion of deferred revenue due to rounding.
To the extent that our customers are billed for our solutions and services in advance of delivery, we record such amounts in deferred revenue. Our recurring revenue contracts are generally for a term of three years at contract inception with three-year renewals thereafter, billed annually in advance and non-cancelable. In recent periods, we have experienced an increase in longer‑term customer contracts, with more than 20% of new and renewing contracts having initial terms of four years or longer. We generally invoice our customers with recurring revenue contracts in annual cycles 30 days prior to the end of each one-year period.
The decrease in deferred revenue during the three months ended March 31, 2026 was primarily due to a seasonal decrease in customer contract billings. Historically, due to the timing of customer budget cycles, we have an increase in billings and customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter.

First Quarter 2026 Form 10-Q	27

Blackbaud, Inc.
(Unaudited)
Income Taxes

Income tax provision ($M)
Percentages indicate effective income tax rates

The increase in our effective income tax rate for the three months ended March 31, 2026 when compared to the same period in 2025 was primarily due to an increase in pre-tax book income.
On July 4, 2025, the United States enacted the OBBBA, which introduced significant changes to U.S. tax law. See Note 9 to our unaudited, condensed consolidated financial statements in this report for more information. OBBBA impacts meaningfully contributed to reducing U.S. cash taxes in 2025 and we expect to continue to see meaningful reductions to cash taxes through 2027. U.S. state OBBBA conformity considerations (which continue to evolve as the states address the new Federal tax legislation) and the phase-in of the OBBBA international tax provisions in 2026 may continue to affect this cash reduction.

28	First Quarter 2026 Form 10-Q

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

First Quarter 2026 Form 10-Q	29

Blackbaud, Inc.
(Unaudited)

	Three months ended March 31,
(dollars in millions, except per share amounts)	2026	2025
GAAP Revenue	$281.1	$269.9

GAAP gross profit	$166.6	$155.1
GAAP gross margin	59.2%	57.5%
Non-GAAP adjustments:
Add: Stock-based compensation expense	3.1	2.7
Add: Amortization of intangibles from business combinations	6.3	7.1
Add: GCC workforce transition costs(1)	0.3	—
Subtotal(2)	9.6	9.8
Non-GAAP gross profit(2)	$176.2	$164.9
Non-GAAP gross margin	62.7%	61.1%

GAAP income from operations	$51.4	$19.7
GAAP operating margin	18.3%	7.3%
Non-GAAP adjustments:
Add: Stock-based compensation expense	23.9	22.2
Add: Amortization of intangibles from business combinations	6.9	7.6
Add: GCC workforce transition costs(1)	1.0	—
Add: Acquisition and disposition-related costs(3)	0.1	25.1
Add: Security Incident-related costs	—	2.2
Subtotal(2)	31.9	57.1
Non-GAAP income from operations(2)	$83.4	$76.8
Non-GAAP operating margin	29.6%	28.4%

GAAP income before provision for income taxes	$37.8	$4.9
GAAP net income	$31.1	$4.3
Shares used in computing GAAP diluted earnings per share	46,351,379	49,445,079
GAAP diluted earnings per share	$0.67	$0.09
Non-GAAP adjustments:
Add: GAAP income tax provision	6.7	0.5
Add: Total non-GAAP adjustments affecting income from operations	31.9	57.1
Non-GAAP income before provision for income taxes(2)	69.7	61.9
Assumed non-GAAP income tax provision(4)	17.1	15.2
Non-GAAP net income(2)	$52.6	$46.8

Shares used in computing non-GAAP diluted earnings per share	46,351,379	49,445,079
Non-GAAP diluted earnings per share	$1.14	$0.95
(1)GCC workforce transition costs represent severance and other costs incurred in connection with the transition of certain roles to our Global Capability Center in Hyderabad, India.
(2)The individual amounts for each year may not sum to subtotal, non-GAAP gross profit, non-GAAP income from operations, non-GAAP income before provision for income taxes or non-GAAP net income due to rounding.
(3)Includes charges of $24.3 million incurred during the three months ended March 31, 2025 related to the release from our lease for office space in Washington, DC.
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

30	First Quarter 2026 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Non-GAAP organic revenue growth
In addition, we use non-GAAP organic revenue growth, non-GAAP organic revenue growth on a constant currency basis, non-GAAP organic recurring revenue growth and non-GAAP organic recurring revenue growth on a constant currency basis in analyzing our operating performance. We believe that these non-GAAP measures are useful to investors, as a supplement to GAAP measures, for evaluating the periodic growth of our business on a consistent basis. Each of these measures of non-GAAP organic revenue growth excludes incremental acquisition-related revenue attributable to companies, if any, acquired in the current fiscal year. For companies, if any, acquired in the immediately preceding fiscal year, each of these non-GAAP organic revenue growth measures reflects presentation of full year incremental non-GAAP revenue derived from such companies as if they were combined throughout the prior period. In addition, each of these non-GAAP organic revenue growth measures excludes prior period revenue associated with divested businesses, if any. The exclusion of the prior period revenue is to present the results of the divested businesses within the results of the combined company for the same period of time in both the prior and current periods. We believe this presentation provides a more comparable representation of our current business’ organic revenue growth and revenue run-rate.

(dollars in millions)	Three months ended March 31,
	2026	2025
GAAP revenue	$281.1	$269.9
GAAP revenue growth	4.2%
Less: Non-GAAP revenue from divested businesses(1)	—	—
Non-GAAP organic revenue(2)	$281.1	$269.9
Non-GAAP organic revenue growth	4.2%

Non-GAAP organic revenue(2)	$281.1	$269.9
Foreign currency impact on Non-GAAP organic revenue(3)	(2.2)	—
Non-GAAP organic revenue on constant currency basis(3)	$278.9	$269.9
Non-GAAP organic revenue growth on constant currency basis	3.3%

GAAP recurring revenue	$276.5	$263.3
GAAP recurring revenue growth	5.0%
Less: Non-GAAP recurring revenue from divested businesses(1)	—	—
Non-GAAP organic recurring revenue(2)	$276.5	$263.3
Non-GAAP organic recurring revenue growth	5.0%

Non-GAAP organic recurring revenue(2)	$276.5	$263.3
Foreign currency impact on non-GAAP organic recurring revenue(3)	(2.2)	—
Non-GAAP organic recurring revenue on constant currency basis(3)	$274.3	$263.3
Non-GAAP organic recurring revenue growth on constant currency basis	4.2%
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

First Quarter 2026 Form 10-Q	31

Blackbaud, Inc.
(Unaudited)
Rule of 40
We define Rule of 40 as non-GAAP organic revenue growth plus non-GAAP adjusted EBITDA margin. Non-GAAP adjusted EBITDA is defined as GAAP net income plus interest, net; income tax provision (benefit); depreciation; amortization of intangible assets from business combinations; amortization of software development costs; stock-based compensation; employee severance; GCC workforce transition costs; acquisition and disposition-related costs; Security Incident-related costs; and impairment and disposition charges.

	Three months ended March 31,
(dollars in millions)	2026	2025
GAAP net income	$31.1	$4.3
Non-GAAP adjustments:
Add: Interest, net	14.4	15.3
Add: GAAP income tax provision	6.7	0.5
Add: Depreciation	2.2	3.0
Add: Amortization of intangibles from business combinations	6.9	7.6
Add: Amortization of software development costs(1)	12.4	11.9
Subtotal(2)	42.5	38.3
Non-GAAP EBITDA(2)	$73.6	$42.6
Non-GAAP EBITDA margin(3)	26.2%

Non-GAAP adjustments:
Add: Stock-based compensation expense	$23.9	$22.2
Add: GCC workforce transition costs(4)	1.0	—
Add: Acquisition and disposition-related costs(4)	0.1	25.1
Add: Security Incident-related costs(4)	—	2.2
Subtotal(2)	25.1	49.5
Non-GAAP adjusted EBITDA(2)	$98.7	$92.1
Non-GAAP adjusted EBITDA margin(5)	35.1%

Rule of 40(6)	39.3%

Non-GAAP adjusted EBITDA	$98.7	$92.1
Foreign currency impact on Non-GAAP adjusted EBITDA(7)	(1.0)	0.2
Non-GAAP adjusted EBITDA on constant currency basis(7)	$97.7	$92.3
Non-GAAP adjusted EBITDA margin on constant currency basis	35.0%

Rule of 40 on constant currency basis(8)	38.3%
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

32	First Quarter 2026 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Non-GAAP free cash flow
Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development, and capital expenditures for property and equipment. We believe non-GAAP free cash flow provides a useful measure of the Company's operating performance.

	Three months ended March 31,
(dollars in millions)	2026	2025
GAAP net cash provided by operating activities	$51.5	$1.4
GAAP operating cash flow margin	18.3%	0.5%
Non-GAAP adjustments:
Less: purchase of property and equipment	(1.7)	(0.7)
Less: capitalized software development costs	(12.8)	(13.0)
Non-GAAP free cash flow(1)	$37.0	$(12.3)
Non-GAAP free cash flow margin	13.2%	(4.5)%
(1)The individual amounts for each year may not sum to non-GAAP free cash flow due to rounding.
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

First Quarter 2026 Form 10-Q	33

Blackbaud, Inc.
(Unaudited)

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	March 31, 2026	December 31, 2025	Change
Cash and cash equivalents	$34.1	$38.9	(12.4)%
Property and equipment, net	85.1	85.1	—%
Software development costs, net	156.6	155.8	0.5%
Total carrying value of debt	1,186.3	1,109.7	6.9%
Working capital	(224.5)	(252.0)	10.9%
The following table presents selected financial information about our cash flows:

	Three months ended March 31,
(dollars in millions)	2026	2025	Change
Net cash provided by operating activities	$51.5	$1.4	3,607.4%
Net cash used in investing activities	(14.5)	(25.9)	(44.1)%
Net cash used in financing activities	(342.8)	(330.0)	3.9%
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
At March 31, 2026, our total cash and cash equivalents balance included approximately $14.0 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.

34	First Quarter 2026 Form 10-Q

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
Net cash provided by operating activities increased by $50.1 million during the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to a $37.4 million increase in net income adjusted for non-cash expenses and a $12.7 million increase in cash flow from operations associated with working capital.
The increase in cash flow from operations associated with working capital during the three months ended March 31, 2026, when compared to the same period in 2025, was primarily due to fluctuations in the timing of vendor payments.
On July 4, 2025, the United States enacted the OBBBA, which introduced significant changes to U.S. tax law. See Note 9 to our unaudited, condensed consolidated financial statements in this report for more information. OBBBA impacts meaningfully contributed to reducing U.S. cash taxes in 2025 and we expect to continue to see meaningful reductions to cash taxes through 2027. U.S. state OBBBA conformity considerations (which continue to evolve as the states address the new Federal tax legislation) and the phase-in of the OBBBA international tax provisions in 2026 may continue to affect this cash reduction.
Investing Cash Flow
Net cash used in investing activities of $14.5 million decreased by $11.4 million during the three months ended March 31, 2026, when compared to the same period in 2025.
During the three months ended March 31, 2026, we used cash of $12.8 million and $1.7 million for software development costs and purchases of property and equipment, respectively, which was relatively in line with the same period in 2025.
During the three months ended March 31, 2025, we used net cash of $12.2 million for the disposition of a business.
Financing Cash Flow
During the three months ended March 31, 2026, we had a net increase in borrowings of $64.9 million, primarily due to our stock repurchase program and to satisfy tax obligations of employees upon settlement of equity awards (see discussion below).
We paid $25.1 million to satisfy tax obligations of employees upon settlement of equity awards during the three months ended March 31, 2026 compared to $37.9 million during the same period in 2025. The amount of taxes paid by us on behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter.
During the three months ended March 31, 2026, cash flow from financing activities associated with changes in restricted cash due to customers decreased $294.1 million, compared to a decrease of $320.2 million during the same period in 2025. This line in the statement of cash flows represents the change in the amount of restricted cash held and payable by us to customers from one period to the next. This restricted cash due to customers is not available to us for operational purposes.
Stock repurchase program
On December 1, 2025, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by expanding the total capacity under the program to $1.0 billion available for repurchases. The program does not have an expiration date. Under the stock repurchase program, we are authorized to repurchase shares from time to time in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice.

First Quarter 2026 Form 10-Q	35

Blackbaud, Inc.
(Unaudited)
In February 2026, we announced our intention to repurchase between 5% and 10% of our outstanding common stock as of December 31, 2025 during the course of 2026 under our stock repurchase program. During the three months ended March 31, 2026, we repurchased an aggregate of 1,601,057 shares for $82.1 million. Including net share settlement of employee stock compensation, these repurchases represent approximately 4.5% of our outstanding common stock as of December 31, 2025. As of March 31, 2026, $878.5 million remained available under our stock repurchase program. Over the long term, we expect stock repurchases to remain an important component of our capital allocation strategy, subject to market conditions, business performance, leverage considerations, U.S. excise taxes and other factors. We anticipate utilizing at least 50% of our free cash flow from 2026 to 2030 for stock repurchases. See discussion of our Non‑GAAP Financial Measures above.
2024 Credit Facilities
Historically, we have drawn on our credit facility from time to time to help us meet financial needs, primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At March 31, 2026, our available borrowing capacity under the 2024 Credit Facilities was $343.2 million. The 2024 Credit Facilities mature in April 2029.
At March 31, 2026, the carrying amount of our debt under the 2024 Credit Facilities was $1.1 billion. Our average daily borrowings during the three months ended March 31, 2026 were $1.1 billion.
The following is a summary of the financial covenants under the 2024 Credit Facilities:

Financial covenant	Requirement	Ratio as of March 31, 2026
Net leverage ratio(1)	≤ 3.75 to 1.00	2.67 to 1.00
Interest coverage ratio	≥ 2.50 to 1.00	6.47 to 1.00
(1)Under the terms of the 2024 Credit Facilities, the Net Leverage Ratio requirement may be increased by up to 0.50 provided we satisfy certain requirements, including a permitted business acquisition, and provided that the maximum Net Leverage Ratio shall not exceed 4.25 to 1.00.
Under the 2024 Credit Facilities, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2024 Credit Facilities, and (ii) our pro forma net leverage ratio, as set forth in the 2024 Credit Facilities, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At March 31, 2026, we were in compliance with our debt covenants under the 2024 Credit Facilities. See Note 6 to our unaudited, condensed consolidated financial statements in this report for additional information regarding the 2024 Credit Facilities.

36	First Quarter 2026 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Commitments and Contingencies
As of March 31, 2026, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Less than 1 year	More than 1 year	Total(1)
Recorded contractual obligations:
Debt	$24.0	$1,165.1	$1,189.2
Operating leases	2.5	6.7	9.3
Unrecorded contractual obligations:
Purchase obligations	89.2	53.0	142.3
Interest payments on debt	65.1	148.1	213.2
Total contractual obligations(1)	$180.9	$1,373.3	$1,554.2
(1)The individual amounts may not sum to the total due to rounding.
Debt
As of March 31, 2026, we had total remaining principal payments of approximately $1.2 billion. These payments represent principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2024 Credit Facilities, our real estate loans and our other debt at March 31, 2026 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the revolving credit loans under the 2024 Revolving Facility for the purposes of determining minimum commitment amounts. See Note 6 to our unaudited, condensed consolidated financial statements in this report for more information.
Interest payments on debt
In addition to principal payments, as of March 31, 2026, we expect to pay interest expense over the life of our debt obligations of approximately $213.5 million. These payments represent our estimated future interest payments on debt using our debt balances and the related weighted average effective interest rates as of March 31, 2026, which includes the effect of interest rate swap agreements. The actual interest expense recognized in our unaudited, condensed consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions on our remaining principal payments described above.
Operating leases
As of March 31, 2026, we had remaining operating lease payments of $9.3 million. These payments have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements or the amount representing imputed interest. Our operating leases are generally for corporate offices, subleased offices and certain equipment and furniture. Given our remote-first workforce strategy and real estate footprint optimization efforts, we do not anticipate entering any new, material operating leases for offices for the foreseeable future. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information.
Purchase obligations
As of March 31, 2026, we had remaining purchase obligations of $142.3 million. These purchase obligations are for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. Our purchase obligations are not recorded as liabilities on our unaudited, condensed consolidated balance sheets as of March 31, 2026, as we had not received the related services. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information.

First Quarter 2026 Form 10-Q	37

Blackbaud, Inc.
(Unaudited)
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

Foreign Currency Exchange Rates
Approximately 17% of our total revenue for the three months ended March 31, 2026 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive loss as a component of stockholders’ equity, was a loss of $5.3 million as of March 31, 2026 and a loss of $3.8 million as of December 31, 2025. We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds into U.S. dollars.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. During the three months ended March 31, 2026, foreign translation resulted in increases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the three months ended March 31, 2026, the fluctuation in foreign currency exchange rates increased our total revenue and our income from operations by $2.2 million and $1.1 million, respectively. We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian dollar against changes in the exchange rate with the U.S. dollar. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2026 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recently Issued Accounting Pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 to our unaudited, condensed consolidated financial statements in this report.

38	First Quarter 2026 Form 10-Q

Blackbaud, Inc.
(Unaudited)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Additionally, our interest income that we primarily earn on restricted cash due to customers for our payment processing solutions acts as a partial natural hedge against our interest rate risk. Our primary interest rate exposure is related to changes in SOFR rates. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of March 31, 2026, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2025 and March 31, 2026.

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended March 31, 2026 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

First Quarter 2026 Form 10-Q	39

Blackbaud, Inc.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, see Note 8 to our unaudited, condensed consolidated financial statements in this report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended March 31, 2026 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
Beginning balance, January 1, 2026				$960,569
January 1, 2026 through January 31, 2026	593,647	$58.44	593,647	925,875
February 1, 2026 through February 28, 2026	1,079,469	49.02	569,892	898,072
March 1, 2026 through March 31, 2026	437,518	44.81	437,518	878,466
Total	2,110,634	$50.80	1,601,057	$878,466
(1)Includes 509,577 shares in February withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In December 2025, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by raising the total capacity under the program to $1.0 billion available for repurchases. The program does not have an expiration date.

40	First Quarter 2026 Form 10-Q

Blackbaud, Inc.
ITEM 5. OTHER INFORMATION

Trading Arrangements Adopted or Terminated
The following table provides information about trading arrangements adopted or terminated by certain of our officers and directors during the three months ended March 31, 2026.

						Trading arrangement(1)		Aggregate number of securities to be sold under plan
Name and Title	Action	Date of Adoption	Plan effective date	Plan end date	Plan duration (months)	Rule 10b5-1	Non-Rule 10b5-1
Michael P. Gianoni Chief Executive Officer, President and Vice Chairman of the Board	Adoption	3/03/26	6/15/26	3/31/27	Ten	X		80,000	(2)
Chad M. Anderson Executive Vice President and Chief Financial Officer	Adoption	2/27/26	6/01/26	2/26/27	Nine	X		10,205	(2)
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
(2)During the three months ended March 31, 2026, each of Mr. Gianoni and Mr. Anderson terminated a previously existing Rule 10b5‑1 trading arrangement and adopted a new Rule 10b5‑1 trading arrangement. The information presented in the table reflects the terms of the newly adopted trading arrangements.
None of our officers or directors adopted or terminated a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026.

First Quarter 2026 Form 10-Q	41

Blackbaud, Inc.
ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

42	First Quarter 2026 Form 10-Q

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	April 29, 2026	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
Chief Executive Officer, President and Vice Chairman of the Board
(Principal Executive Officer)

Date:	April 29, 2026	By:	/s/ Chad M. Anderson
Chad M. Anderson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

First Quarter 2026 Form 10-Q	43