Form 10-Q
period 2026-09-30
BLACKBAUD INC
filed 2026-10-28
CIK 1280058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑
The number of shares of the registrant’s Common Stock outstanding as of October 26, 2026 was 44,978,875.

Third Quarter 2026 Form 10-Q	1

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

2	Third Quarter 2026 Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Blackbaud, Inc. Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$35,734	$38,914
Restricted cash	428,166	720,061
Accounts receivable, net of allowance of $6,529 and $5,876 at September 30, 2026 and December 31, 2025, respectively	76,214	80,517
Customer funds receivable	3,918	1,308
Prepaid expenses and other current assets	86,064	89,290
Total current assets	630,096	930,090
Property and equipment, net	83,827	85,076
Software development costs, net	159,048	155,842
Goodwill	1,055,937	1,056,815
Intangible assets, net	87,413	106,654
Other assets	90,516	56,205
Total assets	$2,106,837	$2,390,682
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$38,404	$27,344
Accrued expenses and other current liabilities	51,047	43,272
Due to customers	430,703	719,833
Debt, current portion	22,654	22,660
Deferred revenue, current portion	380,989	368,986
Total current liabilities	923,797	1,182,095
Debt, net of current portion	1,022,143	1,087,037
Deferred tax liability	25,100	21,981
Deferred revenue, net of current portion	3,674	2,778
Other liabilities	12,638	11,737
Total liabilities	1,987,352	2,305,628
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 180,000,000 shares authorized, 74,080,118 and 72,312,354 shares issued at September 30, 2026 and December 31, 2025, respectively; 45,102,406 and 46,705,325 shares outstanding at September 30, 2026 and December 31, 2025, respectively	74	72
Additional paid-in capital	1,459,322	1,391,641
Treasury stock, at cost; 28,977,712 and 25,607,029 shares at September 30, 2026 and December 31, 2025, respectively	(1,471,199)	(1,316,224)
Accumulated other comprehensive income (loss)	3,210	(5,948)
Retained earnings	128,078	15,513
Total stockholders’ equity	119,485	85,054
Total liabilities and stockholders’ equity	$2,106,837	$2,390,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

Third Quarter 2026 Form 10-Q	3

Blackbaud, Inc. Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$292,641	$281,143	$864,378	$833,109
Cost of revenue	114,850	113,653	341,865	342,101
Gross profit	177,791	167,490	522,513	491,008
Operating expenses
Sales, marketing and customer success	46,218	44,105	139,823	132,795
Research and development	36,206	37,198	107,978	104,352
General and administrative	34,828	31,044	99,538	120,579
Amortization of intangible assets	588	570	1,762	1,670
Total operating expenses	117,840	112,917	349,101	359,396
Income from operations	59,951	54,573	173,412	131,612
Interest expense	(16,109)	(16,774)	(49,724)	(52,130)
Other income, net	2,597	3,245	6,977	6,468
Income before provision (benefit) for income taxes	46,439	41,044	130,665	85,950
Income tax provision (benefit)	371	(6,448)	18,100	7,669
Net income	$46,068	$47,492	$112,565	$78,281
Earnings per share
Basic	$1.04	$1.00	$2.51	$1.63
Diluted	$1.02	$0.98	$2.49	$1.61
Common shares and equivalents outstanding
Basic weighted average shares	44,267,816	47,680,002	44,858,491	47,961,631
Diluted weighted average shares	44,961,588	48,498,285	45,245,216	48,634,027
Other comprehensive income (loss)
Foreign currency translation adjustment	$(106)	$(2,284)	$(1,703)	$8,299
Unrealized gain (loss) on derivative instruments, net of tax	4,241	(622)	10,861	(12,628)
Total other comprehensive income (loss)	4,135	(2,906)	9,158	(4,329)
Comprehensive income	$50,203	$44,586	$121,723	$73,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Third Quarter 2026 Form 10-Q

Blackbaud, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$112,565	$78,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,595	64,652
Net provision for credit losses and sales returns	5,064	3,788
Stock-based compensation expense	67,682	71,079
Deferred taxes	4,892	(16,682)
Amortization of deferred financing costs and discount	1,861	1,940
Other non-cash adjustments	1,313	(5,180)
Changes in operating assets and liabilities, net of acquisition and disposal of businesses:
Accounts receivable	(817)	(2,422)
Prepaid expenses and other assets	(8,832)	(9,707)
Trade accounts payable	11,750	(3,233)
Accrued expenses and other liabilities	13,242	2,033
Deferred revenue	12,929	22,991
Net cash provided by operating activities	284,244	207,540
Cash flows from investing activities
Purchase of property and equipment	(7,320)	(4,805)
Capitalized software development costs	(38,635)	(40,268)
Cash used in disposition of business	—	(12,235)
Other investing activities	(8,675)	—
Net cash used in investing activities	(54,630)	(57,308)
Cash flows from financing activities
Proceeds from issuance of debt	230,700	307,000
Payments on debt	(307,760)	(316,922)
Employee taxes paid for withheld shares upon equity award settlement	(25,696)	(39,669)
Change in due to customers	(288,369)	(323,467)
Change in customer funds receivable	(2,692)	(1,676)
Purchase of treasury stock, including excise tax payments	(129,933)	(133,338)
Net cash used in financing activities	(523,750)	(508,072)
Effect of exchange rate on cash, cash equivalents and restricted cash	(939)	5,768
Net decrease in cash, cash equivalents and restricted cash	(295,075)	(352,072)
Cash, cash equivalents and restricted cash, beginning of period	758,975	809,512
Cash, cash equivalents and restricted cash, end of period	$463,900	$457,440
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown above in the condensed consolidated statements of cash flows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$35,734	$38,914
Restricted cash	428,166	720,061
Total cash, cash equivalents and restricted cash in the statement of cash flows	$463,900	$758,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

Third Quarter 2026 Form 10-Q	5

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(dollars in thousands)	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	72,312,354	$72	(25,607,029)	$(1,316,224)	$1,391,641	$(5,948)	$15,513	$85,054
Net income	—	—	—	—	—	—	31,139	31,139
Purchase of treasury shares under stock repurchase program, inclusive of excise tax	—	—	(1,601,057)	(82,507)	—	—	—	(82,507)
Vesting of restricted stock units	1,032,903	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(509,577)	(25,112)	—	—	—	(25,112)
Stock-based compensation	—	—	—	—	23,880	—	—	23,880
Restricted stock grants	684,889	2	—	—	—	—	—	2
Restricted stock cancellations	(14,515)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,098	—	2,098
Balance at March 31, 2026	74,015,631	$74	(27,717,663)	$(1,423,843)	$1,415,521	$(3,850)	$46,652	$34,554
Net income	—	—	—	—	—	—	35,358	35,358
Purchase of treasury shares under stock repurchase program, inclusive of excise tax	—	—	(797,795)	(28,306)	—	—	—	(28,306)
Vesting of restricted stock units	4,341	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(6,271)	(207)	—	—	—	(207)
Stock-based compensation	—	—	—	—	22,706	—	—	22,706
Restricted stock grants	33,954	—	—	—	—	—	—	—
Restricted stock cancellations	(18,489)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,925	—	2,925
Balance at June 30, 2026	74,035,437	$74	(28,521,729)	$(1,452,356)	$1,438,227	$(925)	$82,010	$67,030
Net income	—	—	—	—	—	—	46,068	46,068
Reclassification of equity-classified awards to liability-classified awards	—	—	—	—	(1,005)	—	—	(1,005)
Purchase of treasury shares under stock repurchase program, inclusive of excise tax	—	—	(448,000)	(18,466)	—	—	—	(18,466)
Vesting of restricted stock units	9,794	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(7,983)	(377)	—	—	—	(377)
Stock-based compensation	—	—	—	—	22,100	—	—	22,100
Restricted stock grants	69,630	—	—	—	—	—	—	—
Restricted stock cancellations	(34,743)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	4,135	—	4,135
Balance at September 30, 2026	74,080,118	$74	(28,977,712)	$(1,471,199)	$1,459,322	$3,210	$128,078	$119,485

6	Third Quarter 2026 Form 10-Q

Blackbaud, Inc.
Condensed Consolidated Statements of Stockholders' Equity (continued)
(Unaudited)

(dollars in thousands)	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	70,943,373	$71	(21,697,785)	$(1,060,348)	$1,291,442	$(4,869)	$(99,457)	$126,839
Net income	—	—	—	—	—	—	4,323	4,323
Purchase of treasury shares under stock repurchase program, inclusive of excise tax	—	—	(1,513,022)	(100,425)	—	—	—	(100,425)
Vesting of restricted stock units	1,023,958	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(532,179)	(37,948)	—	—	—	(37,948)
Stock-based compensation	—	—	—	—	28,120	—	—	28,120
Restricted stock grants	299,136	1	—	—	—	—	—	1
Restricted stock cancellations	(8,166)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(3,433)	—	(3,433)
Balance at March 31, 2025	72,258,301	$72	(23,742,986)	$(1,198,721)	$1,319,562	$(8,302)	$(95,134)	$17,477
Net income	—	—	—	—	—	—	26,466	26,466
Purchase of treasury shares under stock repurchase program, inclusive of excise tax	—	—	—	(19)	—	—	—	(19)
Vesting of restricted stock units	4,951	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(13,939)	(868)	—	—	—	(868)
Stock-based compensation	—	—	—	—	27,672	—	—	27,672
Restricted stock grants	23,307	—	—	—	—	—	—	—
Restricted stock cancellations	(22,991)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,010	—	2,010
Balance at June 30, 2025	72,263,568	$72	(23,756,925)	$(1,199,608)	$1,347,234	$(6,292)	$(68,668)	$72,738
Net income	—	—	—	—	—	—	47,492	47,492
Purchase of treasury shares under stock repurchase program, inclusive of excise tax	—	—	(459,528)	(30,376)	—	—	—	(30,376)
Vesting of restricted stock units	14,234	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	(21,069)	(1,332)	—	—	—	(1,332)
Stock-based compensation	—	—	—	—	22,573	—	—	22,573
Restricted stock grants	35,790	—	—	—	—	—	—	—
Restricted stock cancellations	(18,098)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(2,906)	—	(2,906)
Balance at September 30, 2025	72,295,494	$72	$(24,237,522)	$(1,231,316)	$1,369,807	$(9,198)	$(21,176)	$108,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

Third Quarter 2026 Form 10-Q	7

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

2. Basis of Presentation
Unaudited condensed consolidated interim financial statements
The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the condensed consolidated balance sheets, condensed consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders’ equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP"). The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three and/or nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These unaudited, condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, and other forms filed with the SEC from time to time.
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

8	Third Quarter 2026 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recently issued accounting pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update is intended to improve transparency by requiring entities to disclose, in the notes to the financial statements, a disaggregation of certain expense categories that are included within the line items presented on the face of the income statement. The standard is effective for our annual reporting period beginning in 2027 and for interim reporting periods beginning in 2028. We will adopt the standard for our 2027 annual reporting period. Adoption is not expected to have an impact on our financial position, results of operations or cash flows, but will result in additional financial statement disclosures.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income	$46,068	$47,492	$112,565	$78,281
Denominator:
Weighted average common shares	44,267,816	47,680,002	44,858,491	47,961,631
Add effect of dilutive securities:
Restricted stock and units	693,772	818,283	386,725	672,396
Weighted average common shares assuming dilution	44,961,588	48,498,285	45,245,216	48,634,027
Earnings per share
Basic	$1.04	$1.00	$2.51	$1.63
Diluted	$1.02	$0.98	$2.49	$1.61

Anti-dilutive shares excluded from calculations of diluted earnings per share	794,049	600,849	1,329,407	667,483

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
•Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Third Quarter 2026 Form 10-Q	9

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recurring fair value measurements
Financial assets and liabilities that are measured at fair value on a recurring basis consisted of the following, as of the dates indicated below:

	Fair value measurement using
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair value as of September 30, 2026
Financial assets:
Interest rate swaps	$—	$11,203	$—	$11,203
Foreign currency forward contracts	—	487	—	487
Total financial assets	$—	$11,690	$—	$11,690

Fair value as of September 30, 2026
Financial liabilities:
Foreign currency forward contracts	—	73	—	73
Total financial liabilities	$—	$73	$—	$73

Fair value as of December 31, 2025
Financial assets:
Interest rate swaps	$—	$501	$—	$501
Foreign currency forward contracts	—	77	—	77
Total financial assets	$—	$578	$—	$578

Fair value as of December 31, 2025
Financial liabilities:
Interest rate swaps	$—	$3,257	$—	$3,257
Foreign currency forward contracts	—	265	—	265
Total financial liabilities	$—	$3,522	$—	$3,522
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
We believe the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, accrued expenses and other current liabilities and due to customers approximate their fair values at September 30, 2026 and December 31, 2025, due to the immediate or short-term maturity of these instruments.
We believe the carrying amount of our debt approximates its fair value at September 30, 2026 and December 31, 2025, as the debt bears interest rates that approximate market value. As SOFR rates are observable at commonly quoted intervals, our debt under the 2024 Credit Facilities (as defined below) is classified within Level 2 of the fair value hierarchy. The fair value of our fixed rate debt does not exceed the carrying amount.

10	Third Quarter 2026 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We did not transfer any assets or liabilities among the levels within the fair value hierarchy during the nine months ended September 30, 2026.
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
There were no significant non-recurring fair value adjustments during the nine months ended September 30, 2026.

5. Consolidated Financial Statement Details
Restricted cash

(dollars in thousands)	September 30, 2026	December 31, 2025
Restricted cash due to customers	$426,785	$718,525
Real estate escrow balances and other	1,381	1,536
Total restricted cash	$428,166	$720,061
Prepaid expenses and other assets

(dollars in thousands)	September 30, 2026	December 31, 2025
Costs of obtaining contracts(1)(2)	$58,110	$56,002
Prepaid software maintenance and subscriptions(3)	41,889	31,014
Investments in equity securities(4)	13,618	4,943
Derivative instruments	11,690	578
Taxes, prepaid and receivable	10,523	11,871
Unbilled accounts receivable	9,084	8,763
Implementation costs for cloud computing arrangements, net(5)(6)	8,573	11,055
Operating lease right-of-use assets	5,952	4,630
Other assets	17,141	16,639
Total prepaid expenses and other assets	176,580	145,495
Less: Long-term portion	90,516	56,205
Prepaid expenses and other current assets	$86,064	$89,290
(1)Amortization expense from costs of obtaining contracts was $5.2 million and $15.6 million for the three and nine months ended September 30, 2026, respectively, and $5.1 million and $15.2 million for the three and nine months ended September 30, 2025, respectively.
(2)The current portion of costs of obtaining contracts as of September 30, 2026 and December 31, 2025 was $18.8 million and $18.5 million, respectively.
(3)The current portion of prepaid software maintenance and subscriptions as of September 30, 2026 and December 31, 2025 was $29.1 million and $30.4 million, respectively.
(4)Represents strategic investments that did not result in Blackbaud having significant influence over the investees.
(5)These costs primarily relate to the multi-year implementations of our global enterprise resource planning, customer relationship management systems and other cloud-based systems.
(6)Amortization expense from capitalized cloud computing implementation costs was insignificant for the three months ended September 30, 2026 and 2025, and $2.7 million and $2.5 million for the nine months ended September 30, 2026 and 2025, respectively. Accumulated amortization for these costs was $12.8 million and $14.0 million as of September 30, 2026 and December 31, 2025, respectively.

Third Quarter 2026 Form 10-Q	11

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accrued expenses and other liabilities

(dollars in thousands)	September 30, 2026	December 31, 2025
Taxes payable	$10,641	$9,945
Customer credit balances	9,319	9,975
Accrued commissions and salaries	8,691	3,849
Operating lease liabilities	7,022	6,164
Unrecognized tax benefit	5,089	3,051
Accrued health care costs	3,116	3,173
Derivative instruments	73	3,522
Other liabilities	19,734	15,330
Total accrued expenses and other liabilities	63,685	55,009
Less: Long-term portion	12,638	11,737
Accrued expenses and other current liabilities	$51,047	$43,272
Other income, net

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Interest income	$2,244	$2,371	$5,850	$5,994
Currency revaluation (losses) gains	(158)	264	(661)	(2,635)
Other income, net	511	610	1,788	3,109
Other income, net	$2,597	$3,245	$6,977	$6,468

6. Debt
The following table summarizes our debt balances and the related weighted average effective interest rates, which includes the effect of interest rate swap agreements.

	Debt balance at		Weighted average effective interest rate at
(dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Credit facility:
Revolving credit loans	$225,800	$286,400	6.09%	5.50%
Term loans	755,000	770,000	5.49%	5.21%
Real estate loans	51,892	53,352	5.23%	5.23%
Other debt	13,802	691	7.38%	9.13%
Total debt	1,046,494	1,110,443	5.63%	5.29%
Less: Unamortized discount and debt issuance costs	1,697	746
Less: Debt, current portion	22,654	22,660	6.04%	5.49%
Debt, net of current portion	$1,022,143	$1,087,037	5.62%	5.28%
2024 Credit Facilities
In April 2024, we entered into a five-year $1.5 billion senior credit facility (the "2024 Credit Facilities"). At September 30, 2026, we were in compliance with our debt covenants under the 2024 Credit Facilities.

12	Third Quarter 2026 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Real estate loans
In August 2020, we completed the purchase of our global headquarters facility. As part of the purchase price, we assumed the seller’s obligations under two senior secured notes with a then-aggregate outstanding principal amount of $61.1 million (collectively, the “Real Estate Loans”). The Real Estate Loans require periodic principal payments and the balance of the Real Estate Loans are due upon maturity in April 2038. At September 30, 2026, we were in compliance with our debt covenants under the Real Estate Loans.
Other debt
From time to time, we enter into third-party financing agreements for purchases of software and related services for our internal use. Generally, the agreements are non-interest-bearing notes requiring periodic payments. Interest associated with the notes is imputed at the rate we would incur for amounts borrowed under our then-existing credit facility at the inception of the notes.
The following table summarizes our currently effective supplier financing agreements as of September 30, 2026:

(dollars in thousands)	Term in Months	Number of Payments	First Payment Due	Original Loan Value
Effective dates of agreements (1):
April 2024	36	3	May 2024	$2,073
January 2026	60	7	October 2026	13,802
(1)Represent noncash investing and financing transactions during the periods indicated as we purchased software and services by assuming directly related liabilities.
The changes in supplier financing obligations during the nine months ended September 30, 2026, consisted of the following:

(dollars in thousands)	Total
Balance at December 31, 2025	$691
Additions	13,802
Payments	(691)
Balance at September 30, 2026	$13,802

7. Derivative Instruments
We generally use derivative instruments to manage our interest rate and foreign currency exchange risk. We currently have derivatives classified as cash flow hedges and net investment hedges. We do not enter into any derivatives for trading or speculative purposes.
All of our derivative instruments are governed by International Swap Dealers Association, Inc. master agreements with our counterparties. As of September 30, 2026 and December 31, 2025, we have presented the fair value of our derivative instruments at the gross amounts in the unaudited, condensed consolidated balance sheets as the gross fair values of our derivative instruments equaled their net fair values.
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
As of September 30, 2026 and December 31, 2025, the aggregate notional values of the interest rate swaps were $700.0 million. All of the contracts have maturities on or before February 2029.

Third Quarter 2026 Form 10-Q	13

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We have entered into foreign currency forward contracts to hedge revenues denominated in the Canadian Dollar ("CAD") against changes in the exchange rate with the United States Dollar ("USD"). We designated each of these foreign currency forward contracts as cash flow hedges at the inception of the contracts. As of September 30, 2026 and December 31, 2025, the aggregate notional values of the foreign currency forward contracts designated as cash flow hedges that we held to buy USD in exchange for Canadian Dollars were $36.8 million CAD and $32.9 million CAD, respectively. All of the contracts have maturities of 12 months or less.
In September 2026, we entered into foreign currency forward contracts to hedge operating expenses denominated in the Indian rupee ("INR") against changes in the exchange rate with USD. We designated each of these foreign currency forward contracts as cash flow hedges at the inception of the contracts. As of September 30, 2026, the aggregate notional values of the foreign currency forward contracts designated as cash flow hedges that we held to buy Indian rupees in exchange for USD was $19.8 million. All of the contracts have maturities of 12 months or less.
Net investment hedges
We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds ("GBP") into USD. We designated each of these foreign currency forward contracts as net investment hedges at the inception of the contracts. As of September 30, 2026 and December 31, 2025, the aggregate notional values of the foreign currency forward contracts designated as net investment hedges to reduce the volatility of the U.S. dollar value of a portion of our GBP-denominated investments was £8.8 million and £12.0 million, respectively.
The fair values of our derivative instruments were as follows as of:

		Asset derivatives			Liability derivatives
(dollars in thousands)	Balance sheet location	September 30, 2026	December 31, 2025	Balance sheet location	September 30, 2026	December 31, 2025
Derivative instruments designated as hedging instruments:
Interest rate swaps, current portion	Prepaid expenses and other current assets	$517	$239	Accrued expenses and other current liabilities	$—	$—
Foreign currency forward contracts, current portion	Prepaid expenses and other current assets	487	77	Accrued expenses and other current liabilities	73	265
Interest rate swaps, long-term	Other assets	10,686	262	Other liabilities	—	3,257
Total derivative instruments designated as hedging instruments		$11,690	$578		$73	$3,522

14	Third Quarter 2026 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The effects of derivative instruments in cash flow and net investment hedging relationships were as follows:

	Gain (loss) recognized in accumulated other comprehensive income (loss) as of	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	Gain reclassified from accumulated other comprehensive income (loss) into income
(dollars in thousands)	September 30, 2026		Three months ended September 30, 2026	Nine months ended September 30, 2026
Cash Flow Hedges
Interest rate swaps	$11,203	Interest expense	$439	$1,143
Foreign currency forward contracts	$444	Revenue	$69	$96
Net Investment Hedges
Foreign currency forward contracts	$(30)		$—	$—

	September 30, 2025		Three months ended September 30, 2025	Nine months ended September 30, 2025
Cash Flow Hedges
Interest rate swaps	$(2,230)	Interest expense	$1,549	$3,986
Foreign currency forward contracts	$(63)	Revenue	$186	$620
Net Investment Hedges
Foreign currency forward contracts	$(67)		$—	$—
Our policy requires that derivatives used for hedging purposes be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accumulated other comprehensive income (loss) includes unrealized gains or losses from the change in fair value measurement of our derivative instruments each reporting period and the related income tax expense or benefit. Excluding net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to accumulated other comprehensive income (loss) until the actual hedged expense is incurred or until the hedge is terminated at which point the unrealized gain (loss) and related tax effects are reclassified from accumulated other comprehensive income (loss) to current earnings. For net investment hedges, changes in the fair value measurements of the derivative instruments and the related income tax expense or benefit are reflected as adjustments to translation adjustment, a component of accumulated other comprehensive income (loss), and recognized in earnings only when the hedged GBP investment is liquidated. The estimated accumulated other comprehensive income as of September 30, 2026 that is expected to be reclassified into earnings within the next twelve months is $6.5 million. There were no ineffective portions of our interest rate swap or foreign currency forward derivatives during the nine months ended September 30, 2026 and 2025. See Note 10 to these unaudited, condensed consolidated financial statements for a summary of the changes in accumulated other comprehensive income (loss) by component. We classify cash flows related to derivative instruments as operating activities in the unaudited, condensed consolidated statements of cash flows.

Third Quarter 2026 Form 10-Q	15

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Commitments and Contingencies
Leases
We have operating leases for corporate offices and subleased offices. As of September 30, 2026, we did not have any operating leases that had not yet commenced.
Lease costs for the three and nine months ended September 30, 2026 and 2025 were insignificant. As a result, we have not presented a tabular summary of the components of lease costs for the period.
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
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of September 30, 2026, the remaining aggregate minimum purchase commitment under these arrangements was approximately $89.9 million through 2031.
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
Legal proceedings
We are subject to legal proceedings and claims that arise in the ordinary course of business, as well as certain other non-ordinary course proceedings, claims and investigations. We make a provision for a loss contingency when it is both probable that a material liability has been incurred and the amount of the loss can be reasonably estimated. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For proceedings in which an unfavorable outcome is reasonably possible but not probable and an estimate of the loss or range of losses arising from the proceeding can be made, we disclose such an estimate, if material. If such a loss or range of losses is not reasonably estimable, we disclose that fact. We review any such loss contingency provisions at least quarterly and adjust them to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. We recognize insurance recoveries, if any, when they are probable of receipt. All associated costs due to third-party service providers and consultants, including legal fees, are expensed as incurred. We have determined as of September 30, 2026, that no provision for liability nor disclosure is required related to any pending or anticipated legal proceeding or claim against us because (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
Legal proceedings are inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending or threatened against us and intend to defend ourselves vigorously against all claims asserted. It is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected in any particular period by an unfavorable resolution of one or more of such legal proceedings.

16	Third Quarter 2026 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

UK VAT audit
Certain of our UK subsidiaries are under audit by His Majesty's Revenue and Customs ("HMRC") regarding the value-added tax ("VAT") treatment of certain services provided by those subsidiaries. HMRC has issued an assessment in an immaterial amount for one fiscal quarter (Q3 2022), which we are contesting. We dispute HMRC's position and are pursuing available administrative and legal remedies. We have not recorded a liability related to this audit because we do not believe a loss is probable. A loss is reasonably possible; however, this matter is in its early stages, and therefore, we are unable to provide a reasonable estimate of any possible loss or range of loss relating to this matter at this time or regarding the materiality of such possible loss. Depending on the scope and ultimate resolution of the audit, this matter could have a material adverse impact on our results of operations, cash flows, or financial position in the period in which it is resolved.

9. Income Taxes
Our income tax provision (benefit) and effective income tax rates, including the effects of period-specific events, were:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Income tax provision (benefit)	$371	$(6,448)	$18,100	$7,669
Effective income tax rate	0.8%	(15.7)%	13.9%	8.9%
The increases in our effective income tax rate for the three and nine months ended September 30, 2026 when compared to the same periods in 2025 were primarily due to state income taxes and the limitation on deductible executive compensation under Section 162(m). These increases were partially offset by a reduction in our valuation allowance, increasing the effects of the changes in the realizability of certain deferred tax assets. Our effective tax rate and income tax provision increased in both the three months and the nine months ended September 30, 2026, reflecting the change in pre-tax book income between periods and the tax benefits described above.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The legislation makes permanent certain provisions of the 2017 Tax Cuts and Jobs Act, and also modifies the U.S. taxation of foreign earnings along with changes to the calculation of foreign tax credits and net operating loss. Under ASC 740, we continue to recognize its impacts in 2026.
We continue to maintain a valuation allowance against a portion of our deferred tax assets primarily due to our cumulative loss measured over the most recent three-year period. The reduction in our valuation allowance recognized in 2026 reflects the changes in realizability of certain deferred tax assets based on our assessment of all the positive and negative evidence.

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

Third Quarter 2026 Form 10-Q	17

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended September 30, 2026, we repurchased an aggregate of 448,000 shares for $18.3 million. During the nine months ended September 30, 2026, we repurchased an aggregate of 2,846,852 shares for $128.4 million. The remaining amount available to purchase stock under the approved stock repurchase program was $832.1 million as of September 30, 2026.
Changes in accumulated other comprehensive (loss) income by component
The changes in accumulated other comprehensive (loss) income by component, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Accumulated other comprehensive loss, beginning of period	$(925)	$(6,292)	$(5,948)	$(4,869)
By component:
Gains and losses on cash flow hedges:
Accumulated other comprehensive income (loss) balance, beginning of period	$4,473	$(4,207)	$(2,147)	$7,799
Other comprehensive income (loss) before reclassifications, net of tax effects of $(1,613), $—, $(3,418) and $2,763	4,619	1,113	12,520	(5,259)
Amounts reclassified from accumulated other comprehensive income (loss)	(508)	(1,735)	(1,239)	(4,606)
Tax expense (benefit) included in provision for income taxes	130	—	(420)	(2,763)
Total amounts reclassified from accumulated other comprehensive income (loss)	(378)	(1,735)	(1,659)	(7,369)
Net current-period other comprehensive income (loss)	4,241	(622)	10,861	(12,628)
Accumulated other comprehensive income (loss) balance, end of period	$8,714	$(4,829)	$8,714	$(4,829)
Foreign currency translation adjustment:
Accumulated other comprehensive loss balance, beginning of period	$(5,398)	$(2,085)	$(3,801)	$(12,668)
Translation adjustment	(106)	(2,284)	(1,703)	8,299
Accumulated other comprehensive loss balance, end of period	(5,504)	(4,369)	(5,504)	(4,369)
Accumulated other comprehensive income (loss), end of period	$3,210	$(9,198)	$3,210	$(9,198)

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

18	Third Quarter 2026 Form 10-Q

Blackbaud, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Revenue Recognition
Remaining performance obligations ("RPO")
As of September 30, 2026, approximately $1.5 billion of revenue under contract is expected to be recognized from RPO. We expect to recognize revenue on approximately 45% of RPO over the next 12 months, with the remainder recognized thereafter. RPO may fluctuate from period to period due to several factors, including the timing and size of customer renewal cohorts, the seasonality of our business and the duration of customer contracts. Accordingly, trends in RPO, including the portion expected to be recognized over the next 12 months, may not be indicative of trends in revenue growth.
We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for which we recognize revenue at the amount to which we have the right to invoice for services performed (transactional revenue).
Contract balances
Our closing balances of deferred revenue were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Total deferred revenue	$384,663	$371,764
The increase in deferred revenue during the nine months ended September 30, 2026 was primarily due to a seasonal increase in customer contract billings. Historically, due to the timing of customer budget cycles, we have an increase in billings and customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter. The amount of revenue recognized during the nine months ended September 30, 2026 that was included in the deferred revenue balance at the beginning of the period was approximately $333 million. The amount of revenue recognized during the nine months ended September 30, 2026 from performance obligations satisfied in prior periods was insignificant.
Disaggregation of revenue
We sell our cloud solutions and related services in three primary geographical markets: to customers in the United States, to customers in the United Kingdom and to customers located in other countries. The following table presents our revenue by geographic area based on the location of our customers:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025
United States	$241,248	$237,678	$708,306	$697,819
United Kingdom	32,447	27,494	99,001	87,324
Other countries	18,946	15,971	57,071	47,966
Total revenue	$292,641	$281,143	$864,378	$833,109
The following table presents our revenue by type:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Contractual recurring	$187,270	$182,984	$555,949	$538,577
Transactional recurring	99,760	92,818	292,857	276,829
Total recurring revenue	$287,030	$275,802	$848,806	$815,406
One-time services and other	5,611	5,341	15,572	17,703
Total revenue	$292,641	$281,143	$864,378	$833,109

Third Quarter 2026 Form 10-Q	19

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
Business Update
We delivered another quarter of solid execution against our operating plan, with continued focus on operational efficiency and product innovation. AI initiatives remain an important area of emphasis, both in the capabilities we are delivering to customers and in the way we operate the business.
During the third quarter, we announced Platform for Good™, our unified platform designed to connect our products, data, AI and expertise across the social impact sector. Platform for Good brings together our differentiated data assets, intelligence capabilities and AI-enabled assistants, agents and workflows, while allowing customers to continue working within the Blackbaud solutions and workflows they use today. We believe this approach provides a significant opportunity to deliver increasingly intelligent and connected capabilities across our portfolio while maintaining appropriate human oversight and control.
We also introduced Lantern™, a domain-specific language model purpose-built for fundraising and developed through a strategic collaboration with Databricks. Lantern combines leading open-weight models with more than 40 years of Blackbaud fundraising experience and is being developed under our Responsible AI principles. We expect Lantern to begin powering select Raiser’s Edge NXT® and Agents for Good™ capabilities in 2027, with broader availability across Platform for Good to follow.
Our Agents for Good offerings also continued to expand during the quarter. The fundraising Development Agent, our first agentic AI offering, became generally available earlier in 2026 and is designed to help fundraising teams identify and engage prospective and dormant donors within existing workflows and under human supervision. During the third quarter, we announced additional advancements to the Development Agent and introduced the Data Health Agent, which is designed to identify and address data quality issues through review-and-approve workflows. We also previewed additional agentic capabilities for financial management and education.
Alongside these AI initiatives, we continued to invest in and modernize our core products. During the third quarter, we announced significant enhancements to Raiser’s Edge NXT, including embedded intelligence, automation and connected data capabilities, as well as Blackbaud Marketing™. We also announced new capabilities across our financial management, payments and education solutions, including our next-generation Payment Assistant™, Deposit Connect™ and higher education Connected Campus solution. These investments reflect our strategy of continuing to enhance the products our customers rely on while integrating new intelligence and automation capabilities into existing solutions and workflows.
We also continued to apply AI internally to improve efficiency across engineering, sales and marketing, customer success and the back office. Our engineering teams continue to use approved generative AI tools to accelerate software development, reduce time to remediate software issues and increase throughput on new product delivery.

20	Third Quarter 2026 Form 10-Q

Blackbaud, Inc.
(Unaudited)
As part of our ongoing efforts to improve operating efficiency and optimize our global workforce and operating model, we currently expect to incur pre-tax global workforce transition costs of approximately $8 million to $10 million in 2026, consisting primarily of severance and other employee transition-related expenses. This estimate has increased from the $6 million to $8 million of workforce transition costs previously disclosed, reflecting additional workforce transition actions undertaken during 2026. Because planning for later phases of our multi-year global workforce strategy remains ongoing, our current estimate relates only to expected costs in 2026. We expect to provide updates as planning progresses.
In February 2026, we announced our intention to repurchase between 5% and 10% of our outstanding common stock as of December 31, 2025 during the course of 2026 under our stock repurchase program. During the three months ended September 30, 2026, we repurchased an aggregate of 448,000 shares for $18.3 million. During the nine months ended September 30, 2026, we repurchased an aggregate of 2,846,852 shares for $128.4 million. Including net share settlement of employee stock compensation, these repurchases represent approximately 7.2% of our outstanding common stock as of December 31, 2025. As of September 30, 2026, $832.1 million remained available under our stock repurchase program. Over the long term, we expect stock repurchases to remain an important component of our capital allocation strategy, subject to market conditions, business performance, leverage considerations, and other factors. We anticipate utilizing at least 50% of our free cash flow from 2026 to 2030 for stock repurchases. See discussion of our Non‑GAAP Financial Measures below.
Financial Summary

Total revenue ($M)	Income from operations ($M)
YoY Growth (%)	YoY Growth (%)

Third Quarter 2026 Form 10-Q	21

Blackbaud, Inc.
(Unaudited)
Revenue increased by $11.5 million and $31.3 million, during the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025, driven largely by the following:

+
Increases in transactional recurring revenue of $6.9 million and $16.0 million, respectively, primarily due to positive results related to pricing initiatives and, to a lesser extent, increases in volume for our Blackbaud Integrated Payments; also contributing to the increases in transactional recurring revenue during the nine months ended September 30, 2026 was an increase related to fluctuations in foreign currency exchange rates of $1.6 million

+	Increases in contractual recurring revenue of $4.3 million and $17.4 million, respectively, primarily related to the positive impact of our pricing initiatives and the demand of our cloud solutions
-	Decrease in one-time consulting revenue of $2.1 million, for the nine months ended September 30, 2026, primarily due to fewer sales of implementation and customization services
Income from operations increased by $5.4 million and $41.8 million, during the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025, driven largely by the following:

+	Increases in total revenue, as described above
+
Decrease in acquisition and disposition-related costs within general and administrative expenses of $24.5 million, during the nine months ended September 30, 2026, primarily related to our release from our lease for office space in Washington, DC, which occurred during February 2025 and did not reoccur in 2026

+
Decreases in third-party contractor costs of $8.2 million and $16.2 million, respectively, primarily due to transition of work to employees in our Global Capability Center ("GCC") in Hyderabad, India, decreased use of outside contractors and completion of prior year investments.

+
Decrease in compensation costs other than stock-based compensation of $2.4 million, during the three months ended September 30, 2026, primarily due to transition of work to employees in our GCC in Hyderabad, India

+
Decrease in stock-based compensation expense of $2.4 million, during the nine months ended September 30, 2026, primarily due to estimated overall Company performance against 2026 goals at target levels compared to prior-year expectations above target, partially offset by certain executive retirements in the first quarter.

+
Decrease in Security Incident-related expenses of $2.0 million, during the nine months ended September 30, 2026. For more information, see Note 11 to our audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on February 18, 2026.

-	Increases in global workforce transition costs of $5.4 million and $8.4 million, respectively, primarily due to severance expense
-	Increases in corporate costs of $2.9 million and $4.6 million, respectively, primarily related to an increase in legal fees, tax consulting expense and bad debt expense
-
Increase of $2.4 million, during the nine months ended September 30, 2026, due to the nonrecurrence of a first half 2025 contra expense for transition services associated with the EVERFI disposition in December 2024

-	Increases in third-party software costs of $2.1 million and $6.5 million, respectively, related to internal solutions we use to run our business
-
Increases in public cloud hosting costs of $1.5 million and $3.7 million, respectively, as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security

-
Increases in advertising costs of $0.9 million and $3.7 million, respectively, primarily due to timing of bbcon®, our annual user conference, which was held in September 2026 compared to October 2025, increased digital marketing spend related to our consumer-facing fundraising platform, JustGiving, as well as increased marketing related to raising awareness for our new AI offerings

                                                                                                                                                                                                                    We are continuing to make critical investments in the business in areas such as innovation, AI, cybersecurity, and our continued shift of cloud infrastructure to leading public cloud service providers.
We continuously seek opportunities to optimize our portfolio of solutions to focus time and resources on innovation that will have the greatest impact for our customers and the markets we serve, and drive the highest return on investment. To that end, we will continue to simplify and rationalize our portfolio through product sunsets and divestitures of non-core businesses and technologies.

22	Third Quarter 2026 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Gross dollar retention

Our recurring subscription contracts are typically for a term of three years at contract inception with standard three-year renewals thereafter. In recent periods, we have experienced an increase in longer‑term customer contracts. We now have approximately 90% of our contractual recurring revenue on 3-year or longer contracts and approximately 25% of our contractual recurring revenue on 4-year or longer contracts. A key factor to our overall success is the renewal and expansion of our existing subscription agreements with our customers.
Management uses gross dollar retention in analyzing our success at delighting our customers with innovative and cloud solutions. Gross dollar retention is defined as contracted annual recurring revenue ("CARR") divided by beginning CARR with a measurement period of twelve months. For the twelve months ended September 30, 2026, our gross dollar retention was approximately 90%. This gross dollar retention rate was lower than our rate for the twelve months ended December 31, 2025 primarily due to the larger 2026 renewal cohort as discussed below.
Renewal performance can vary from year to year due to the size and composition of renewal cohorts. As previously disclosed, the contractual annual recurring revenue dollars up for renewal associated with the 2026 renewal cohort are approximately 40% higher than those up for renewal in 2025, reflecting the normal progression of our multi-year contract renewal cycle and the timing of customer renewals. As a result, we expect some temporary pressure on our gross dollar retention as a greater amount of recurring revenue contracts come up for renewal during 2026. As we move beyond this larger renewal cohort, we expect the contractual recurring revenue up for renewal in 2027 to be nearly 25% lower than in 2026. We currently expect our gross dollar retention to improve as we move past the larger 2026 renewal cohort and ultimately return to levels more consistent with our recent historical performance by the end of 2027. Finally, we are continually investing in innovation, which we believe will support gross dollar retention over the long term.
Balance sheet and cash flow
At September 30, 2026, our cash and cash equivalents were $35.7 million. Under the 2024 Credit Facilities, the carrying amount of our debt was $1.0 billion and our net leverage ratio was 2.29 to 1.00.
During the nine months ended September 30, 2026, we generated $284.2 million in cash from operations, had a net decrease in borrowings of $77.1 million, returned $128.4 million to stockholders by way of share repurchases, and had aggregate cash outlays of $46.0 million for purchases of property and equipment and capitalized software development costs.
On July 4, 2025, the United States enacted the OBBBA, which introduced significant changes to U.S. tax law. See Note 9 to our unaudited, condensed consolidated financial statements in this report for more information. OBBBA's restoration of 100% bonus depreciation and immediate expensing of domestic research and experimental expenditures, together with our utilization of net operating loss carryforwards, meaningfully reduced U.S. cash taxes in 2025 and 2026. U.S. state OBBBA conformity considerations (which continue to evolve as the states address the 2025 Federal tax legislation) is expected to, in part, offset these cash tax reductions in 2026 and 2027.

Third Quarter 2026 Form 10-Q	23

Blackbaud, Inc.
(Unaudited)

Results of Operations
Comparison of the three and nine months ended September 30, 2026 and 2025
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

24	Third Quarter 2026 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Revenue increased by $11.5 million, or 4.1%, and $31.3 million, or 3.8%, during the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025. For a discussion of our changes in revenue, see "Revenue" above starting on page 22 in this report.
Cost of revenue increased by $1.2 million, or 1.1% during the three months ended September 30, 2026, when compared to the same period in 2025, driven primarily by the following:

+	Increase in public cloud hosting costs of $1.4 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security
+	Increase in global workforce transition costs of $1.0 million primarily due to severance expense
-
Decrease in compensation costs of $2.0 million primarily due to transition of work to employees in our GCC in Hyderabad, India, and a shift in resources from supporting cost of revenue to research and development

-	Decrease in amortization of intangible assets from business combinations of $1.4 million
-	Decrease in third-party contractor costs of $1.4 million primarily related to transition of work to employees in our GCC, decreased use of outside contractors and completion of prior year investments
Gross margin increased by 120 basis points for the three months ended September 30, 2026, when compared to the same period in 2025, primarily due to the increase in revenue outpacing the increase in cost of revenue.
Cost of revenue decreased by $0.2 million, or 0.1%, during the nine months ended September 30, 2026, when compared to the same period in 2025, driven primarily by the following:

-
Decrease in compensation costs of $4.7 million primarily due to transition of work to employees in our GCC in Hyderabad, India, and a shift in resources from supporting cost of revenue to research and development

-	Decrease in third-party contractor costs of $4.5 million primarily related to transition of work to employees in our GCC, decreased use of outside contractors and completion of prior year investments
-	Decrease in amortization of intangible assets from business combinations of $3.8 million
+	Increase in public cloud hosting costs of $3.5 million as we continue to migrate our cloud infrastructure to leading public cloud service providers and make investments in security
+	Increase in amortization of software development costs of $2.1 million due to our continued investments in the innovation and security of our solutions
+	Increase in transaction-based costs of $2.1 million related to the increase in the volume of transactions for which we process payments and, to a lesser extent, increases in vendor rates
+	Increase in global workforce transition costs of $1.3 million primarily due to severance expense
Gross margin increased by 150 basis points for the nine months ended September 30, 2026, when compared to the same period in 2025, due to the increase in revenue combined with the decrease in cost of revenue.

Third Quarter 2026 Form 10-Q	25

Blackbaud, Inc.
(Unaudited)
Operating Expenses

Sales, marketing and customer success ($M)	Research and development ($M)	General and administrative ($M)
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
Sales, marketing and customer success expense increased by $2.1 million, or 4.8%, and $7.0 million, or 5.3%, during the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025. The increases in dollars and as a percentage of revenue were primarily driven by the following:

+	Increases in global workforce transition costs of $1.2 million and $1.2 million, respectively, primarily due to severance expense
+
Increases in advertising costs of $0.9 million and $3.7 million, respectively, primarily due to timing of bbcon®, our annual user conference, which was held in September 2026 compared to October 2025, increased digital marketing spend related to our consumer-facing fundraising platform, JustGiving, as well as increased marketing related to raising awareness for our new AI offerings

-	Decreases in compensation costs of $1.2 million and $0.6 million, respectively, primarily related to stock-based compensation costs

26	Third Quarter 2026 Form 10-Q

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
We continue to make investments intended to delight our customers with innovative and secure cloud solutions, including AI technology. Research and development expenses decreased by $1.0 million, or 2.7% during the three months ended September 30, 2026, respectively, when compared to the same period in 2025. The decreases in dollars and as a percentage of revenue were primarily driven by the following:

-	Decrease in third-party contractor costs of $6.8 million primarily related to transition of work to employees in our GCC (as discussed below) and prior year investments ramping down
+	Increase in global workforce transition costs of $2.1 million primarily due to severance expense
+
Increase in compensation costs of $1.2 million primarily due to transition of work previously performed by third-party contractors to employees in our GCC in Hyderabad, India, and a shift in resources from supporting cost of revenue to research and development and prior year merit-based salary increases

Research and development expenses increased by $3.6 million, or 3.5%, during the nine months ended September 30, 2026, when compared to the same period in 2025. The increase in dollars was primarily driven by the following:

+
Increase in compensation costs of $7.1 million primarily due to transition of work previously performed by third-party contractors to employees in our GCC in Hyderabad, India, and a shift in resources from supporting cost of revenue to research and development and prior year merit-based salary increases

+	Increase in third-party software costs of $2.0 million primarily related to tools we use to develop our solutions
+	Decrease in software development costs that were capitalized of $2.0 million
+	Increase in global workforce transition costs of $1.5 million primarily due to severance expense
-	Decrease in third-party contractor costs of $12.3 million primarily related to transition of work to employees in our GCC (as discussed above) and prior year investments ramping down
Not included in research and development expense for the three months ended September 30, 2026 and 2025 were $11.8 million and $12.1 million, respectively, and for the nine months ended September 30, 2026 and 2025 were $37.0 million and $38.9 million, respectively, of qualifying costs associated with software development activities that were capitalized, such as those for our cloud solutions. Qualifying capitalized development costs associated with our cloud solutions are subsequently amortized to cost of revenue over the related assets' estimated useful life, which generally range from two to seven years. We expect that the amount of software development costs capitalized will be relatively consistent in the near-term as we continue making investments in innovation, quality, security and the integration of our solutions, which we believe will drive long-term revenue growth.
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
General and administrative expense increased by $3.8 million, or 12.2%, during the three months ended September 30, 2026, when compared to the same period in 2025. The increases in dollars and as a percentage of revenue were primarily driven by the following:

+	Increase in corporate costs of $2.8 million primarily related to an increase in legal fees, tax consulting expense and bad debt expense
+	Increase in global workforce transition costs of $1.3 million primarily due to severance expense

Third Quarter 2026 Form 10-Q	27

Blackbaud, Inc.
(Unaudited)
General and administrative expense decreased by $21.0 million, or 17.4%, during the nine months ended September 30, 2026, when compared to the same period in 2025. The decreases in dollars and as a percentage of revenue were primarily driven by the following:

-
Decrease in acquisition and disposition-related costs of $24.5 million primarily related to our release from our lease for office space in Washington, DC, which occurred during February 2025 and did not reoccur in 2026.

-
Decrease in Security Incident-related expenses of $2.0 million that occurred during 2025 that did not reoccur in 2026. For more information, see Note 11 to our audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on February 18, 2026.

-
Decrease in stock-based compensation costs of $1.9 million primarily due to estimated overall Company performance against 2026 goals at target levels compared to prior-year expectations above target. The decrease was partially offset by certain executive retirements in the first quarter.

+	Increase in corporate costs of $4.6 million primarily related to an increase in legal fees, tax consulting expense and bad debt expense
+	Increase in third-party software costs of $4.4 million primarily related to internal solutions we use to run our business
+	Increase in global workforce transition costs of $3.1 million primarily due to severance expense
Interest Expense

Interest expense ($M)
Percentages indicate expenses as a percentage of total revenue

The decreases in interest expense in dollars and as a percentage of total revenue during the three and nine months ended September 30, 2026, when compared to the same periods in 2025, were primarily due to lower debt levels. We currently expect interest expense for the full year 2026 to be approximately $62 million to $66 million. Our interest expense in connection with the variable rate portion of our outstanding debt could increase in a rising interest rate environment. See Note 7 to our unaudited, condensed consolidated financial statements in this report for more information regarding our derivative instruments, which we use to manage our variable interest rate risk, and Item 3. Quantitative and Qualitative Disclosures about Market Risk: Interest Rate Risk (below) for more information about our variable interest rate exposure and related risk.

28	Third Quarter 2026 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Other Income, Net

Other income, net ($M)
Percentages indicate other income, net as a percentage of total revenue

The decrease in other income, net in dollars and as a percentage of total revenue during the three months ended September 30, 2026, when compared to the same period in 2025, was primarily due to a current period currency revaluation loss compared to a gain in the prior year.
The increase in other income, net in dollars during the nine months ended September 30, 2026, when compared to the same period in 2025, was primarily due to a decrease in current year loss in currency revaluation compared to prior year loss. See Note 5 to our unaudited, condensed consolidated financial statements in this report for more information regarding our other income.
Deferred Revenue
The table below compares the components of deferred revenue from our unaudited, condensed consolidated balance sheets:

(dollars in millions)	September 30, 2026	December 31, 2025	Change
Deferred revenue(1)	$384.7	$371.8	3.5%
Less: Long-term portion	3.7	2.8	32.3%
Current portion(1)	$381.0	$369.0	3.3%
(1)The individual amounts for each year may not sum to deferred revenue or current portion of deferred revenue due to rounding.
To the extent that our customers are billed for our solutions and services in advance of delivery, we record such amounts in deferred revenue. Our recurring revenue contracts are generally for a term of three years at contract inception with three-year renewals thereafter, billed annually in advance and non-cancelable. We now have approximately 90% of our contractual recurring revenue on 3-year or longer contracts, and approximately 25% on 4-year or longer contracts. We generally invoice our customers with recurring revenue contracts in annual cycles 30 days prior to the end of each one-year period.
The increase in deferred revenue during the nine months ended September 30, 2026 was primarily due to a seasonal increase in customer contract billings. Historically, due to the timing of customer budget cycles, we have an increase in billings and customer contract renewals at or near the beginning of our third quarter. Generally, our lowest balance of deferred revenue during the year is at the end of our first quarter.

Third Quarter 2026 Form 10-Q	29

Blackbaud, Inc.
(Unaudited)
Income Taxes

Income tax provision (benefit) ($M)
Percentages indicate effective income tax rates

The increases in our effective income tax rate for the three and nine months ended September 30, 2026 when compared to the same periods in 2025 were primarily due to state income taxes and the limitation on deductible executive compensation under Section 162(m). These increases were partially offset by a reduction in our valuation allowance, increasing the effects of the changes in the realizability of certain deferred tax assets. See Note 9 to our unaudited, condensed consolidated financial statements in this report for more information.
On July 4, 2025, the United States enacted the OBBBA, which introduced significant changes to U.S. tax law. See Note 9 to our unaudited, condensed consolidated financial statements in this report for more information. OBBBA's restoration of 100% bonus depreciation and immediate expensing of domestic research and experimental expenditures, together with our utilization of net operating loss carryforwards, meaningfully reduced U.S. cash taxes in 2025 and 2026. U.S. state OBBBA conformity considerations (which continue to evolve as the states address the 2025 Federal tax legislation) is expected to, in part, offset these cash tax reductions in 2026 and 2027.
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

30	Third Quarter 2026 Form 10-Q

Blackbaud, Inc.
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions, except per share amounts)	2026	2025	2026	2025
GAAP Revenue	$292.6	$281.1	$864.4	$833.1

GAAP gross profit	$177.8	$167.5	$522.5	$491.0
GAAP gross margin	60.8%	59.6%	60.4%	58.9%
Non-GAAP adjustments:
Add: Stock-based compensation expense	2.7	2.9	8.5	8.8
Add: Amortization of intangibles from business combinations	5.4	6.8	17.1	20.9
Add: Employee severance	—	—	—	0.3
Add: Global workforce transition costs(1)	1.0	—	1.6	—
Subtotal(2)	9.1	9.6	27.1	30.0
Non-GAAP gross profit(2)	$186.9	$177.1	$549.6	$521.0
Non-GAAP gross margin	63.9%	63.0%	63.6%	62.5%

GAAP income from operations	$60.0	$54.6	$173.4	$131.6
GAAP operating margin	20.5%	19.4%	20.1%	15.8%
Non-GAAP adjustments:
Add: Stock-based compensation expense	22.1	21.7	68.7	71.1
Add: Amortization of intangibles from business combinations	6.0	7.4	18.8	22.6
Add: Employee severance	—	(0.2)	—	1.9
Add: Global workforce transition costs(1)	5.4	—	8.4	—
Add: Acquisition and disposition-related costs(3)	0.2	0.4	1.3	25.8
Add: Security Incident-related costs	0.9	0.2	0.9	2.8
Add: Impairment of capitalized software development costs	—	—	1.1	—
Subtotal(2)	34.6	29.4	99.1	124.1
Non-GAAP income from operations(2)	$94.6	$84.0	$272.5	$255.8
Non-GAAP operating margin	32.3%	29.9%	31.5%	30.7%

GAAP income before provision (benefit) for income taxes	$46.4	$41.0	$130.7	$86.0
GAAP net income	$46.1	$47.5	$112.6	$78.3
Shares used in computing GAAP diluted earnings per share	44,961,588	48,498,285	45,245,216	48,634,027
GAAP diluted earnings per share	$1.02	$0.98	$2.49	$1.61
Non-GAAP adjustments:
Add: GAAP income tax provision (benefit)	0.4	(6.4)	18.1	7.7
Add: Total non-GAAP adjustments affecting income from operations	34.6	29.4	99.1	124.1
Non-GAAP income before provision for income taxes(2)	81.1	70.5	229.8	210.1
Assumed non-GAAP income tax provision(4)	19.9	17.3	56.3	51.5
Non-GAAP net income(2)	$61.2	$53.2	$173.5	$158.6

Shares used in computing non-GAAP diluted earnings per share	44,961,588	48,498,285	45,245,216	48,634,027
Non-GAAP diluted earnings per share	$1.36	$1.10	$3.83	$3.26
(1)Global workforce transition costs represent severance and other costs incurred in connection with actions under our global workforce strategy.
(2)The individual amounts for each year may not sum to subtotal, non-GAAP gross profit, non-GAAP income from operations, non-GAAP income before provision for income taxes or non-GAAP net income due to rounding.
(3)Includes charges of $24.3 million incurred during the nine months ended September 30, 2025 related to the release from our lease for office space in Washington, DC.
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

Third Quarter 2026 Form 10-Q	31

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

(dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
GAAP revenue	$292.6	$281.1	$864.4	$833.1
GAAP revenue growth	4.1%		3.8%
Less: Non-GAAP revenue from divested businesses(1)	—	—	—	—
Non-GAAP organic revenue(2)	$292.6	$281.1	$864.4	$833.1
Non-GAAP organic revenue growth	4.1%		3.8%

Non-GAAP organic revenue(2)	$292.6	$281.1	$864.4	$833.1
Foreign currency impact on non-GAAP organic revenue(3)	(0.2)	—	(3.2)	—
Non-GAAP organic revenue on constant currency basis(3)	$292.4	$281.1	$861.2	$833.1
Non-GAAP organic revenue growth on constant currency basis	4.0%		3.4%

GAAP recurring revenue	$287.0	$275.8	$848.8	$815.4
GAAP recurring revenue growth	4.1%		4.1%
Less: Non-GAAP recurring revenue from divested businesses(1)	—	—	—	—
Non-GAAP organic recurring revenue(2)	$287.0	$275.8	$848.8	$815.4
Non-GAAP organic recurring revenue growth	4.1%		4.1%

Non-GAAP organic recurring revenue(2)	$287.0	$275.8	$848.8	$815.4
Foreign currency impact on non-GAAP organic recurring revenue(3)	(0.2)	—	(3.1)	—
Non-GAAP organic recurring revenue on constant currency basis(3)	$286.8	$275.8	$845.7	$815.4
Non-GAAP organic recurring revenue growth on constant currency basis	4.0%		3.7%
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

32	Third Quarter 2026 Form 10-Q

Blackbaud, Inc.
(Unaudited)
Rule of 40
We define Rule of 40 as non-GAAP organic revenue growth plus non-GAAP adjusted EBITDA margin. Non-GAAP adjusted EBITDA is defined as GAAP net income plus interest, net; income tax provision (benefit); depreciation; amortization of intangible assets from business combinations; amortization of software development costs; stock-based compensation; employee severance; global workforce transition costs; acquisition and disposition-related costs; Security Incident-related costs; and impairment and disposition charges.

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2026	2025	2026	2025
GAAP net income	$46.1	$47.5	$112.6	$78.3
Non-GAAP adjustments:
Add: Interest, net	13.9	14.4	43.9	46.1
Add: GAAP income tax provision (benefit)	0.4	(6.4)	18.1	7.7
Add: Depreciation	3.2	2.2	8.2	7.8
Add: Amortization of intangibles from business combinations	6.0	7.4	18.8	22.6
Add: Amortization of software development costs(1)	13.0	12.6	38.2	36.8
Subtotal(2)	36.4	30.1	127.2	121.0
Non-GAAP EBITDA(2)	$82.5	$77.6	$239.8	$199.2
Non-GAAP EBITDA margin(3)	28.2%		27.7%

Non-GAAP adjustments:
Add: Stock-based compensation expense	$22.1	$21.7	$68.7	$71.1
Add: Employee severance	—	(0.2)	—	1.9
Add: Global workforce transition costs(4)	5.4	—	8.4	—
Add: Acquisition and disposition-related costs(4)	0.2	0.4	1.3	25.8
Add: Security Incident-related costs(4)	0.9	0.2	0.9	2.8
Add: Impairment of capitalized software development costs	—	—	1.1	—
Subtotal(2)	28.6	22.0	80.3	101.6
Non-GAAP adjusted EBITDA(2)	$111.1	$99.7	$320.1	$300.8
Non-GAAP adjusted EBITDA margin(5)	38.0%		37.0%

Rule of 40(6)	42.1%		40.8%

Non-GAAP adjusted EBITDA	$111.1	$99.7	$320.1	$300.8
Foreign currency impact on Non-GAAP adjusted EBITDA(7)	(0.1)	(0.5)	(1.3)	(1.4)
Non-GAAP adjusted EBITDA on constant currency basis(7)	$111.0	$99.1	$318.8	$299.4
Non-GAAP adjusted EBITDA margin on constant currency basis	38.0%		37.0%

Rule of 40 on constant currency basis(8)	42.0%		40.4%
(1)Includes amortization expense related to software development costs and amortization expense from capitalized cloud computing implementation costs.
(2)The individual amounts for each year may not sum to subtotal, non-GAAP EBITDA, non-GAAP adjusted EBITDA or non-GAAP adjusted EBITDA on a constant currency basis due to rounding.
(3)Measured by non-GAAP EBITDA divided by non-GAAP organic revenue.
(4)See additional details in the reconciliation of GAAP to non-GAAP operating income above.
(5)Measured by non-GAAP adjusted EBITDA divided by non-GAAP organic revenue.
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

Third Quarter 2026 Form 10-Q	33

Blackbaud, Inc.
(Unaudited)
Non-GAAP free cash flow
Non-GAAP free cash flow is defined as operating cash flow less capital expenditures, including costs required to be capitalized for software development, and capital expenditures for property and equipment. We believe non-GAAP free cash flow provides a useful measure of the Company's operating performance.

	Nine months ended September 30,
(dollars in millions)	2026	2025
GAAP net cash provided by operating activities	$284.2	$207.5
GAAP operating cash flow margin	32.9%	24.9%
Non-GAAP adjustments:
Less: purchase of property and equipment	(7.3)	(4.8)
Less: capitalized software development costs	(38.6)	(40.3)
Non-GAAP free cash flow(1)	$238.3	$162.5
Non-GAAP free cash flow margin	27.6%	19.5%
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

34	Third Quarter 2026 Form 10-Q

Blackbaud, Inc.
(Unaudited)

Liquidity and Capital Resources
The following table presents selected financial information about our financial position:

(dollars in millions)	September 30, 2026	December 31, 2025	Change
Cash and cash equivalents	$35.7	$38.9	(8.2)%
Property and equipment, net	83.8	85.1	(1.5)%
Software development costs, net	159.0	155.8	2.1%
Total carrying value of debt	1,044.8	1,109.7	(5.8)%
Working capital	(293.7)	(252.0)	(16.5)%
The following table presents selected financial information about our cash flows:

	Nine months ended September 30,
(dollars in millions)	2026	2025	Change
Net cash provided by operating activities	$284.2	$207.5	37.0%
Net cash used in investing activities	(54.6)	(57.3)	(4.7)%
Net cash used in financing activities	(523.8)	(508.1)	3.1%
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
At September 30, 2026, our total cash and cash equivalents balance included approximately $16.3 million of cash that was held by operations outside the U.S. While these funds may not be needed to fund our U.S. operations for at least the next twelve months, if we need these funds, we may be required to accrue and pay taxes to repatriate the funds. We currently do not intend nor anticipate a need to repatriate our cash held outside the U.S.

Third Quarter 2026 Form 10-Q	35

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
Net cash provided by operating activities increased by $76.7 million during the nine months ended September 30, 2026, when compared to the same period in 2025, primarily due to a $58.1 million increase in net income adjusted for non-cash expenses and a $18.6 million increase in cash flow from operations associated with working capital.
The increase in cash flow from operations associated with working capital during the nine months ended September 30, 2026, when compared to the same period in 2025, was primarily due to:
•fluctuations in the timing of vendor payments;
•an increase in accruals related to commissions, salaries and payroll-related expenses; partially offset by
•deferred revenue recognition outpacing deferred revenue billings growth.
On July 4, 2025, the United States enacted the OBBBA, which introduced significant changes to U.S. tax law. See Note 9 to our unaudited, condensed consolidated financial statements in this report for more information. OBBBA's restoration of 100% bonus depreciation and immediate expensing of domestic research and experimental expenditures, together with our utilization of net operating loss carryforwards, meaningfully reduced U.S. cash taxes in 2025 and 2026. U.S. state OBBBA conformity considerations (which continue to evolve as the states address the 2025 Federal tax legislation) is expected to, in part, offset these cash tax reductions in 2026 and 2027.
Investing Cash Flow
Net cash used in investing activities of $54.6 million decreased by $2.7 million during the nine months ended September 30, 2026, when compared to the same period in 2025.
During the nine months ended September 30, 2026, we used cash of $38.6 million for software development costs, which was a decrease of $1.6 million when compared to the same period in 2025. We spent $7.3 million for purchases of property and equipment during the nine months ended September 30, 2026, which was an increase of $2.5 million when compared to the same period in 2025. Also, we used $8.7 million for a minority investment in a business during the nine months ended September 30, 2026.
During the nine months ended September 30, 2025, we used net cash of $12.2 million for the disposition of a business.
Financing Cash Flow
During the nine months ended September 30, 2026, we had a net decrease in borrowings of $77.1 million, primarily due to the use of operating cash flow to pay back debt, offset by our stock repurchase program and satisfying tax obligations of employees upon settlement of equity awards (see discussion below).
We paid $25.7 million to satisfy tax obligations of employees upon settlement of equity awards during the nine months ended September 30, 2026 compared to $39.7 million during the same period in 2025. The amount of taxes paid by us on behalf of employees related to the settlement of equity awards varies from period to period based upon the timing of grants and vesting, as well as the market price for shares of our common stock at the time of settlement. Most of our equity awards currently vest in our first quarter.
During the nine months ended September 30, 2026, cash flow from financing activities associated with changes in restricted cash due to customers decreased $288.4 million, compared to a decrease of $323.5 million during the same period in 2025. This line in the statement of cash flows represents the change in the amount of restricted cash held and payable by us to customers from one period to the next. This restricted cash due to customers is not available to us for operational purposes.

36	Third Quarter 2026 Form 10-Q

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
In February 2026, we announced our intention to repurchase between 5% and 10% of our outstanding common stock as of December 31, 2025 during the course of 2026 under our stock repurchase program. During the three months ended September 30, 2026, we repurchased an aggregate of 448,000 shares for $18.3 million. During the nine months ended September 30, 2026, we repurchased an aggregate of 2,846,852 shares for $128.4 million. Including net share settlement of employee stock compensation, these repurchases represent approximately 7.2% of our outstanding common stock as of December 31, 2025. As of September 30, 2026, $832.1 million remained available under our stock repurchase program. Over the long term, we expect stock repurchases to remain an important component of our capital allocation strategy, subject to market conditions, business performance, leverage considerations, U.S. excise taxes and other factors. We anticipate utilizing at least 50% of our free cash flow from 2026 to 2030 for stock repurchases. See discussion of our Non‑GAAP Financial Measures above.
2024 Credit Facilities
Historically, we have drawn on our credit facility from time to time to help us meet financial needs, primarily due to the seasonality of our cash flows from operations and financing for business acquisitions. At September 30, 2026, our available borrowing capacity under the 2024 Credit Facilities was $474.2 million. The 2024 Credit Facilities mature in April 2029.
At September 30, 2026, the carrying amount of our debt under the 2024 Credit Facilities was $1.0 billion. Our average daily borrowings during the three and nine months ended September 30, 2026 were $1.0 billion and $1.1 billion, respectively.
The following is a summary of the financial covenants under the 2024 Credit Facilities:

Financial covenant	Requirement	Ratio as of September 30, 2026
Net leverage ratio(1)	≤ 3.75 to 1.00	2.29 to 1.00
Interest coverage ratio	≥ 2.50 to 1.00	6.74 to 1.00
(1)Under the terms of the 2024 Credit Facilities, the Net Leverage Ratio requirement may be increased by up to 0.50 provided we satisfy certain requirements, including a permitted business acquisition, and provided that the maximum Net Leverage Ratio shall not exceed 4.25 to 1.00.
Under the 2024 Credit Facilities, we also have restrictions on our ability to declare and pay dividends and our ability to repurchase shares of our common stock. In order to pay any cash dividends and/or repurchase shares of stock: (i) no default or event of default shall have occurred and be continuing under the 2024 Credit Facilities, and (ii) our pro forma net leverage ratio, as set forth in the 2024 Credit Facilities, must be 0.25 less than the net leverage ratio requirement at the time of dividend declaration or share repurchase. At September 30, 2026, we were in compliance with our debt covenants under the 2024 Credit Facilities. See Note 6 to our unaudited, condensed consolidated financial statements in this report for additional information regarding the 2024 Credit Facilities.

Third Quarter 2026 Form 10-Q	37

Blackbaud, Inc.
(Unaudited)
Commitments and Contingencies
As of September 30, 2026, we had contractual obligations with future minimum commitments as follows:

	Payments due by period
(in millions)	Less than 1 year	More than 1 year	Total(1)
Recorded contractual obligations:
Debt	$23.5	$1,023.0	$1,046.5
Operating leases	2.5	5.4	7.9
Unrecorded contractual obligations:
Purchase obligations	52.2	37.7	89.9
Interest payments on debt	58.6	108.0	166.6
Total contractual obligations(1)	$136.8	$1,174.1	$1,310.8
(1)The individual amounts may not sum to the total due to rounding.
Debt
As of September 30, 2026, we had total remaining principal payments of approximately $1.0 billion. These payments represent principal payments only, under the following assumptions: (i) that the amounts outstanding under the 2024 Credit Facilities, our real estate loans and our other debt at September 30, 2026 will remain outstanding until maturity, with minimum payments occurring as currently scheduled, and (ii) that there are no assumed future borrowings on the revolving credit loans under the 2024 Revolving Facility for the purposes of determining minimum commitment amounts. See Note 6 to our unaudited, condensed consolidated financial statements in this report for more information.
Interest payments on debt
In addition to principal payments, as of September 30, 2026, we expect to pay interest expense over the life of our debt obligations of approximately $166.6 million. These payments represent our estimated future interest payments on debt using our debt balances and the related weighted average effective interest rates as of September 30, 2026, which includes the effect of interest rate swap agreements. The actual interest expense recognized in our unaudited, condensed consolidated statements of comprehensive income will depend on the amount of debt, the length of time the debt is outstanding and the interest rate, which could be different from our assumptions on our remaining principal payments described above.
Operating leases
As of September 30, 2026, we had remaining operating lease payments of $7.9 million. These payments have not been reduced by sublease income, incentive payments, reimbursement of leasehold improvements or the amount representing imputed interest. Our operating leases are generally for corporate offices, subleased offices and certain equipment and furniture. Given our remote-flexible workforce strategy and real estate footprint optimization efforts, we do not anticipate entering any new, material operating leases for offices for the foreseeable future. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information.
Purchase obligations
As of September 30, 2026, we had remaining purchase obligations of $89.9 million. These purchase obligations are for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. Our purchase obligations are not recorded as liabilities on our unaudited, condensed consolidated balance sheets as of September 30, 2026, as we had not received the related services. See Note 8 to our unaudited, condensed consolidated financial statements in this report for more information.

38	Third Quarter 2026 Form 10-Q

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

Foreign Currency Exchange Rates
Approximately 18% of our total revenue for the nine months ended September 30, 2026 was generated from operations outside the U.S. We do not have significant operations in countries in which the economy is considered to be highly inflationary. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The accumulated currency translation adjustment, recorded within accumulated other comprehensive income (loss) as a component of stockholders’ equity, was a loss of $5.5 million as of September 30, 2026 and a loss of $3.8 million as of December 31, 2025. We have entered into foreign currency forward contracts to hedge a portion of the foreign currency exposure that arises on translation of our investments denominated in British Pounds into U.S. dollars.
The vast majority of our contracts are entered into by our U.S. or U.K. entities. The contracts entered into by the U.S. entity are almost always denominated in U.S. dollars or Canadian dollars, and contracts entered into by our U.K., Australian and Irish subsidiaries are generally denominated in British Pounds, Australian dollars and Euros, respectively. Historically, as the U.S. dollar weakened, foreign currency translation resulted in an increase in our revenues and expenses denominated in non-U.S. currencies. Conversely, as the U.S. dollar strengthened, foreign currency translation resulted in a decrease in our revenues and expenses denominated in non-U.S. currencies. During the nine months ended September 30, 2026, foreign translation resulted in increases in our revenues and expenses denominated in non-U.S. currencies. Though we have exposure to fluctuations in currency exchange rates, primarily those between the U.S. dollar and both the British Pound and Canadian dollar, the impact has generally not been material to our consolidated results of operations or financial position. For the nine months ended September 30, 2026, the fluctuation in foreign currency exchange rates increased our total revenue and our income from operations by $3.2 million and $3.2 million, respectively. We have entered into foreign currency forward contracts to hedge revenues denominated in Canadian dollars and operating expenses denominated in Indian rupees against fluctuations in exchange rates relative to the U.S. dollar. We will continue monitoring such exposure and take action as appropriate. To determine the impacts on revenue (or income from operations) from fluctuations in currency exchange rates, current period revenues (or income from operations) from entities reporting in foreign currencies were translated into U.S. dollars using the comparable prior year period's weighted average foreign currency exchange rates. These impacts are non-GAAP financial information and are not in accordance with, or an alternative to, information prepared in accordance with GAAP.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2026 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recently Issued Accounting Pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 2 to our unaudited, condensed consolidated financial statements in this report.

Third Quarter 2026 Form 10-Q	39

Blackbaud, Inc.
(Unaudited)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market rate sensitivity for interest rates and foreign currency exchange rates.

Interest Rate Risk
Our variable rate debt is our primary financial instrument with market risk exposure for changing interest rates. We manage our variable rate interest rate risk through a combination of short-term and long-term borrowings and the use of derivative instruments entered into for hedging purposes. Additionally, our interest income that we primarily earn on restricted cash due to customers for our payment processing solutions acts as a partial natural hedge against our interest rate risk. Our primary interest rate exposure is related to changes in SOFR rates. Due to the nature of our debt, the materiality of the fair values of the derivative instruments and the highly liquid, short-term nature and level of our cash and cash equivalents as of September 30, 2026, we believe that the risk of exposure to changing interest rates for those positions is immaterial. There were no significant changes in how we manage interest rate risk between December 31, 2025 and September 30, 2026.

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

Changes in Internal Control Over Financial Reporting
No changes in internal control over financial reporting occurred during the most recent fiscal quarter ended September 30, 2026 with respect to our operations, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

40	Third Quarter 2026 Form 10-Q

Blackbaud, Inc.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, see Note 8 to our unaudited, condensed consolidated financial statements in this report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about shares of common stock acquired or repurchased during the three months ended September 30, 2026 under the stock repurchase program then in effect, as well as common stock withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
Beginning balance, July 1, 2026				$850,430
July 1, 2026 through July 31, 2026	154,000	$32.22	154,000	845,468
August 1, 2026 through August 31, 2026	154,983	45.99	147,000	838,718
September 1, 2026 through September 30, 2026	147,000	44.79	147,000	832,134
Total	455,983	$40.95	448,000	$832,134
(1)Includes 7,983 shares in August withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.
(2)In December 2025, our Board of Directors reauthorized, expanded and replenished our stock repurchase program by raising the total capacity under the program to $1.0 billion available for repurchases. The program does not have an expiration date.

Third Quarter 2026 Form 10-Q	41

Blackbaud, Inc.
ITEM 5. OTHER INFORMATION

Trading Arrangements Adopted or Terminated
During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities.
ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Filed In
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Filing Date
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

42	Third Quarter 2026 Form 10-Q

Blackbaud, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBAUD, INC.

Date:	October 28, 2026	By:	/s/ Michael P. Gianoni
Michael P. Gianoni
Chief Executive Officer, President and Vice Chairman of the Board
(Principal Executive Officer)

Date:	October 28, 2026	By:	/s/ Chad M. Anderson
Chad M. Anderson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Third Quarter 2026 Form 10-Q	43